Form 10-Q
period 2013-12-31
VESTA INTERNATIONAL, CORP.
filed 2014-01-21
CIK 1574300

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-190656

VESTA INTERNATIONAL, CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5074 Primary Standard Industrial Classification Code Number

99-0371233

IRS Employer
Identification Number

Vesta International, Corp.

56-26 Chongshan Middle Rd, 1-5-1, Huanggu

Shenyang, Liaoning, China, 110031

Tel. 86-15940503507

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 21, 2014
Common Stock, $0.001	10,000,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	DECEMBER 31, 2013 (Unaudited)	MARCH 31, 2013 (Audited)
ASSETS
Current Assets
Cash	$ 2,879	$ 10,053
Total current assets	2,879	10,053

Total Assets	$ 2,879	$ 10,053

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from shareholder	$ 2,875	$ 375
Total current liabilities	2,875	375

Total Liabilities	2,875	375

Commitments and Contingencies (Note 4)

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
10,000,000 shares issued and outstanding at December 31 and March 31, 2013 respectively	10,000	10,000
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(9,996)	(322)
Total Stockholder’s Equity	4	9,678

Total Liabilities and Stockholder’s Equity	$ 2,879	$ 10,053

The accompanying notes are an integral part of these financial statements.

3 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended December 31, 2013	Three months ended December 31, 2012	Nine months ended December 31, 2013	Nine months ended December 31, 2012	For the period from Inception (May 11, 2011) to December 31, 2013

Revenues	$ -	$ -	$ -	$ -	$ -
Expenses
General and administrative expenses	2,129	68	9,674	168	9,996
Net loss from operations	(2,129)	(68)	(9,674)	(168)	(9,996)

Loss before taxes	(2,129)	(68)	(9,674)	(168)	(9,996)

Provision for taxes	-	-	-	-	-

Net loss	$ (2,129)	$ (68)	$ (9,674)	$ (168)	$ (9,996)

Loss per common share: Basic and Diluted	$ (0.00)*	-**	$ (0.00)*	-**

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,000,000	-**	10,000,000	-**

‘ * Denotes a loss of less than $(0.01) per share

 ** No shares of common stock were issued and outstanding during these periods.

The accompanying notes are an integral part of these financial statements.

4 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MAY 11, 2011) to DECEMBER 31, 2013
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at Inception - audited	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(75)	(75)
Balances as of March 31, 2012 - audited	-	-	-	(75)	(75)
Common shares issued for cash at $0.001 on March 19, 2013	10,000,000	10,000	-	-	10,000
Net loss for the year	-	-	-	(247)	(247)
Balances as of March 31, 2013 – audited	10,000,000	10,000	-	(322)	9,678
Net loss for the nine months ended December 31, 2013	-	-	-	(9,674)	(9,674)
Balances as of December 31, 2013- unaudited	10,000,000	$10,000	$ -	$(9,996)	$ 4

The accompanying notes are an integral part of these financial statements.

5 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended December 31, 2013	Nine months ended December 31, 2012	For the period from Inception (May 11, 2011) to December 31, 2013
Operating Activities
Net loss	$ (9,674)	$ (168)	$ (9,996)
Net cash used in operating activities	(9,674)	(168)	(9,996)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-
Financing Activities
Proceeds from sale of common stock	-	-	10,000
Proceeds from loan from shareholder	2,500	200	2,875
Net cash provided by financing activities	2,500	200	12,875
Net(decrease) increase in cash and equivalents	(7,174)	32	2,879

Cash and equivalents at beginning of the period	10,053	0	-

Cash and equivalents at end of the period	$ 2,879	$ 32	$ 2,879
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

VESTA INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2013 AND 2012 AND THE PERIOD FROM INCEPTION (MAY 11, 2011) TO DECEMBER 31, 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

VESTA INTERNATIONAL, CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on May 11, 2011 (“Inception”) and has adopted a March 31 fiscal year end. We plan to market and distribute ceramic sanitary ware produced in China in the European and North American markets. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since May 11, 2011 (“Inception”) through December 31, 2013 the Company has not generated any revenue and has accumulated losses of $9,996.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (May 11, 2011) resulting in an accumulated deficit of $9,996 as of December 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and, or, the  private placement of common stock.

Because of the Company’s history of net losses, its independent auditor, in the report on the financial statements for the fiscal year ended March 31, 2013 and the period from Inception (May 11, 2012) to March 31, 2012 , expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is March 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2013 the Company's bank deposits did not exceed the insured amounts.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

7 | Page

For the three and nine month periods ended December 31, 2013 there were no potentially dilutive securities issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses for these periods.

No shares of common stock were issued and outstanding during the three and nine month periods ended December 31, 2012 and consequently no income (loss) per share arose during these periods.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates their fair value due to their short-term maturity.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2013, there were no unrecognized tax benefits.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended December 31, 2013 and 2012.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

8 | Page

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of December 31, 2013, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On April 16, 2013, the Company entered into an agreement (“the Agreement”) with TANGSHAN MONOPY CERAMIC CO., LTD. (“the Supplier’). Under the terms of the Agreement, which expires on December 31, 2014, the Company is entitled, but not obligated, to acquire a maximum of $850,000 of ceramic sanitary ware from the Supplier .The Company is required to pay in advance for 100% of the purchase price of any purchases it may make under the Agreement, and the Supplier is obligated to deliver all products purchased by the Company within 35 days of receiving payment, directly to  the Company’s customers. At the time of the Report, the Company does not have the funding to make any purchase under the Agreement and there is no guarantee that the Company will be successful in raising the funding necessary for it to be able to make any such purchases under the Agreement.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On March 19, 2013, the Company issued 10,000,000 shares of its common stock at $0.001 per share for total proceeds of $10,000.

As at December 31, 2013 10,000,000 shares of common stock were issued and outstanding.

NOTE 6 – INCOME TAXES

As of December 31, 2013 the Company had net operating loss carry forwards of $9,996 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly,

NOTE 7 – LOAN FROM SHAREHOLDER

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since May 11, 2011 (Inception) through December 31, 2013, the Company’s sole shareholder and director loaned the Company $2,875 to pay for incorporation costs and operating expenses.  As of December 31, 2013, the amount outstanding was $2,875. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, January 21, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Vesta International, Corp. (the “Company”, “we” or “us”)  was incorporated in the State of Nevada on May 11, 2011 (“Inception”) and established a fiscal year end of March 31. We do not have revenues, have minimal assets and have incurred losses since Inception. We are a development-stage company formed to commence operations in the distribution of ceramic sanitary ware. We have recently started our operation. As of today, we have developed our business plan, and executed a Contract with our supplier, TANGSHAN MONOPY CERAMIC CO., LTD., dated April 16, 2013. On November 12, 2013, we entered into a Contract with San-Svit, Ltd., a sanitary ware distributor in Ukrainian, which agreed to buy our products.

Product

We plan to distribute ceramic sanitary ware such as toilets (including wall hung toilets), bidets, washbasin (including wall hung basins), sinks, urinals, squatting pans and counter basins. Some of our ceramic sanitary ware is designed in series (made and designed in the same style). We also intend to offer our ceramic sanitary ware in different colors.

RESULTS OF OPERATION

We are a development stage company with limited operations since our Inception on May 11, 2011 to December 31, 2013.  Since our Inception to December 31, 2013, we have accumulated a deficit of $9,996.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

10 | Page

Three Month Period Ended December 31, 2013 Compared to the Three Month Period Ended December 31, 2012

Revenue

We recognized no revenue in the three month periods ended December 31, 2031 or 2012 as we are a development stage company and had not commenced operations in these periods.

General and Administrative Expenses

During the three month period ended December 31, 2013, we incurred  general and administrative expenses and professional fees of $2,129 compared to $68 incurred during the three month period ended December 31, 2012. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses incurred in the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the three months ended December 31, 2013.

Net Loss

Our net loss for the three month period ended December 31, 2013 was $2,129 compared to a net loss of $68 during the three month period ended December 31, 2012.

Nine Month Period Ended December 31, 2013 Compared to the Nine Month Period Ended December 31, 2012

Revenue

We recognized no revenue in the nine month periods ended December 31, 2031 or 2012 as we are a development stage company and had not commenced operations in these periods.

General and Administrative Expenses

During the nine month period ended December 31, 2013, we incurred  general and administrative expenses and professional fees of $9,674 compared to $168 incurred during the nine month period ended December 31, 2012. General and administrative and professional fee expenses generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses incurred in the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the nine months ended December 31, 2013.

Net Loss

Our net loss for the nine month period ended December 31, 2013 was $9,674 compared to a net loss of $168 during the nine month period ended December 31, 2012 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2013 our current assets were $2,879 compared to $10,053 in current assets at March 31, 2013. As at December 31, 2013, our current liabilities were $2,875 compared to $375 at March 31, 2013.

Stockholder’s equity was $4 as of December 31, 2013 compared to stockholders’ equity of $9,678 as of March 31, 2013.

11 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2013, net cash flows used in operating activities was $9,674 compared to $168 used in operating activities in the nine months ended December 31, 2012..  The increase in cash used in operations in the nine months ended December 31, 2013 as compared to the nine months ended December31, 2012 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the nine months ended October 31, 2013.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the nine month periods ended December 31, 2013 or 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or a loan from our shareholder. For the nine month period ended December 31, 2013, net cash provided by financing activities was $2,500 received from under a loan from our shareholder. This compares with $200 net cash provided by financing activities in the nine month period ended December 31, 2012 which was also provided by a loan from our shareholder,

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

12 | Page

GOING CONCERN

The independent auditors' report accompanying our March 31, 2013 and 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold during the nine month period ended December 31, 2013.

During the nine month period ended December 31, 2012, we sold 10 million restricted shares of our common stock for cash consideration of $10,000 to our sole officer and director pursuant to Section 4(2) of the Securities Act of 1933 as she is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of the shares and general solicitation was not made to anyone.

13 | Page

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VESTA INTERNATIONAL, CORP.
Dated: January 21, 2014	By: /s/ Yan Wang
Yan Wang, President and Chief Executive Officer and Chief Financial Officer

15 | Page