Form 10-K
period 2014-03-31
VESTA INTERNATIONAL, CORP.
filed 2014-06-04
CIK 1574300

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                                                                Accelerated filer [ ]

Non-accelerated filer [ ]                                                                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ X ] No [ ]

As of June 4, 2014, the registrant had 12,530,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of June 4, 2014.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own or rent any real estate or other properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

4 | Page

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “VSTT”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Number of Holders

As of June 4, 2014, the 12,530,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended March 31, 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There can be no assurance we will be successful in raising the funds we require to implement our business plan.

FISCAL YEAR ENDED MARCH 31, 2014 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2013

Revenue

During fiscal years ended March 31, 2014 and 2013, the Company did not generate any revenue as we had not commenced operations.

Operating Expenses

During the fiscal year ended March 31, 2014, we incurred general and administrative expenses of $16,760 compared to $247 in general and administrative expenses incurred during the fiscal year ended March 31, 2013.  The increase between the two periods was due to the increased scale and scope of our business operations.  General and administrative expenses generally include corporate overhead and financial and administrative contracted services.

Net Losses

Our net loss for the fiscal year ended March 31, 2014 was $16,760 compared to a net loss of $247 for the fiscal year ended March 31, 2013 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MARCH 31, 2014

As of March 31, 2014, our current assets were $21,093 comprising of cash and our total liabilities were $2,875 comprsing of an advance form related party. Stockholders’ equity was $18,218 as of March 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal years ended March 31, 2014 and 2013, net cash flows used in operating activities were $16,760 and $247 respectively, reflecting our net losses for the respective periods.

Cash Flows from Investing Activities

We neither used nor generated cash flow from investing activities during the fiscal years ended March 31, 2014 or 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and by way of loan from a shareholder.  For the fiscal years ended March 31, 2014 and 2013, net cash flows from investing activities were $27,800 and $10,300 respectively For the fiscal year ended March 31, 2014 , $25,300 was received from proceeds from the sale of shares of our common stock and $2,500 was received by way of loan from a related party.   For the fiscal year ended March 31, 2013, $10,000 was received from proceeds from the sale of shares of our common stock and $300 was received by way of loan from a related party

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 and March 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

7 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of March 31, 2014 and March 31, 2013 (audited)	F-2
Statements of Operations for the years ended March 31, 2014 and 2013; and for the period from May 11, 2011 (Date of Inception) to March 31, 2014 (audited)	F-3
Statement of Changes in Stockholders’ Equity for the period from May 11, 2011 (Date of Inception) to March 31, 2014 (audited)	F-4
Statements of Cash Flows for the years ended March 31, 2014 and 2013; and for the period from May 11, 2011 (Date of Inception) to March 31, 2014 (audited)	F-5
Notes to the Audited Financial Statements	F-6

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Vesta International, Corp.

56-26 Chongshan Middle Rd, 1-5-1, Huanggu

Shenyang, Liaoning, China, 110031

We have audited the accompanying balance sheets of Vesta International Corp. (a Development Stage Company) as of March 31, 2014 and 2013 and the related statements of operations, changes in shareholder’s equity and cash flows for the years ended March 31, 2014 and 2013, and the period from May 11, 2011 (Inception) to March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vesta International Corp. as of March 31, 2014 and 2013 and the related statements of operations, changes in shareholder’s equity and cash flows for the years ended March 31, 2014 and 2013, and the period from May 11, 2011 (Inception) to March 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
June 3, 2014	Cutler & Co., LLC

9 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (AUDITED)
	MARCH 31, 2014	MARCH 31, 2013
ASSETS
Current Assets
Cash	$ 21,093	$ 10,053
Total current assets	21,093	10,053

Total Assets	$ 21,093	$ 10,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 2,875	$ 375
Total current liabilities	2,875	375

Total Liabilities	2,875	375

Commitments and Contingencies (Note 4)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,530,000 and 10,000,000 shares issued and outstanding at March 31, 2014 and 2013 respectively	12,530	10,000
Additional paid-in-capital	22,770	-
Deficit accumulated during the development stage	(17,082)	(322)
Total Stockholders’ Equity	18,218	9,678

Total Liabilities and Stockholders’ Equity	$ 21,093	$ 10,053

The accompanying notes are an integral part of these financial statements.

10 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (AUDITED)
	Year ended March 31, 2014	Year ended March 31, 2013	For the period from Inception (May 11, 2011) to March 31, 2014

Revenues	$ -	$ -	$ -
Operating expenses
General and administrative expenses	16,760	247	17,082
Net loss from operations	(16,760)	(247)	(17,082)

Loss before taxes	(16,760)	(247)	(17,082)

Provision for taxes	-	-	-

Net loss	$ (16,760)	$ (247)	$ (17,082)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	10,257,507	356,164

‘ * Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these financial statements.

11 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (MAY 11, 2011) to MARCH 31, 2014 (AUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at May 11, 2011, Inception	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(75)	(75)
Balances as of March 31, 2012	-	-	-	(75)	(75)
Common shares issued for cash at $0.001 per share on March 19, 2013	10,000,000	10,000	-	-	10,000
Net loss for the year	-	-	-	(247)	(247)
Balances as of March 31, 2013	10,000,000	10,000	-	(322)	9,678
Common shares issued for cash at $0.01 per share in February 2014	2,530,000	2,530	22,770	-	25,300
Net loss for the year	-	-	-	(16,760)	(16,760)
Balances as of March 31, 2014	12,530,000	$12,530	$ 22,770	$(17,082)	$ 18,218

The accompanying notes are an integral part of these financial statements.

12 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (AUDITED)
	Year ended March 31, 2014	Year ended March 31, 2013	For the period from Inception (May 11, 2011) to March 31, 2014
Operating Activities
Net loss	$ (16,760)	$ (247)	$ (17,082)
Net cash used in operating activities	(16,760)	(247)	(17,082)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-
Financing Activities
Proceeds from sale of common stock	25,300	10,000	35,300
Proceeds from loan from shareholder	2,500	300	2,875
Net cash provided by financing activities	27,800	10,300	38,175
Net increase in cash and equivalents	11,040	10,053	21,093

Cash and equivalents at beginning of the period	10,053	-	-

Cash and equivalents at end of the period	$ 21,093	$ 10,053	$ 21,093
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

13 | Page

VESTA INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013 AND THE PERIOD FROM INCEPTION (MAY 11, 2011) TO MARCH 31, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

VESTA INTERNATIONAL, CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on May 11, 2011 (“Inception”) and has adopted a March 31 fiscal year end. We plan to market and distribute ceramic sanitary ware produced in China in the European and North American markets. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since May 11, 2011 (“Inception”) through March 31, 2014 the Company has not generated any revenue and has accumulated losses of $17,082.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (May 11, 2011) resulting in an accumulated deficit of $17,082 as of March 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of net losses, its independent auditor, in the report on the financial statements for the fiscal years ended March 31, 2014 and 2013 and the period from Inception (May 11, 2012) to March 31, 2014 , expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is March 31.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2014 the Company's bank deposits did not exceed the insured amounts.

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

14 | Page

For the years ended March 31, 2014 and 2013 there were no potentially dilutive debt or equity instruments issued or  outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

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

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2014, there were no unrecognized tax benefits.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during years ended March 31, 2014 and 2013.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

15 | Page

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

Stock-Based Compensation

As of March 31, 2014, the Company has not issued any stock-based payments to its employees.

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

During February 2014, the Company issued 2,530,000 shares of its common stock at $0.01 per share for total proceeds of $25,300.

As at March 31, 2014, 12,530,000 shares of common stock were issued and outstanding.

NOTE 6 – INCOME TAXES

As of March 31, 2014 the Company had net operating loss carry forwards of $17,082 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2014 and 2013.

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$ 5,980	$ 113
Total deferred tax assets	5,980	113
Less: valuation allowance	(5,980)	(113)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of March 31, 2014 was $5,980. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2014 and 2013.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2014 and 2013:

	2014	2013
Federal statutory tax rate	(35.0)%	(35.0) %
Change in valuation allowance	35.0%	35.0%
Effective tax rate	-%	- %

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

Since May 11, 2011 (Inception) through March 31, 2014, the Company’s sole shareholder and director loaned the Company $2,875 to pay for incorporation costs and operating expenses.  As of March 31, 2014, the amount outstanding was $2,875. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, June 4, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Yan Wang 56-26 Chongshan Middle Rd, 1-5-1, Huanggu, Shenyang, Liaoning, China, 110031	29	President, Principal Executive Officer, Secretary, Treasurer,
		Principal Financial Officer, Principal Accounting Officer
		and sole member of the Board of Directors.

The person named above has held her offices/positions since inception of our company and are expected to hold her offices/positions until the next annual meeting of our stockholders.

17 | Page

Biographical Information and Background of officers and directors

Yan Wang has acted as our President, Treasurer, Secretary and Director since our incorporation on May 11, 2011. Ms. Wang owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Ms. Wang was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. This decision did not in any manner relate to Ms. Wang’s previous employments.  Ms. Wang’s previous experience, qualifications, attributes or skills were not considered when he was appointed as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. From 2004, Yan Wang has been working as senior sales manager at Linyu Furniture Co., Ltd. Ms. Wang intends to devote 20 hours a week of her time to planning and organizing activities of Vesta International, Corp.

During the past ten years, Ms. Wang has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Ms. Wang was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Wang’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.    Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

18 | Page

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on May 11, 2011   to MARCH 31, 2014.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Yan Wang, President and Treasurer	2014 2013	-0- -0	-0- -0	-0- -0	-0- -0	-0- -0	-0- -0	-0- -0	-0- -0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of March 31, 2014, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of May 2, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Yan Wang 56-26 Chongshan Middle Rd, 1-5-1, Huanggu, Shenyang, Liaoning, China, 110031	10,000,000 shares of common stock (direct)	79.80%
All officers and directors (1 person)		10,000,000 shares of common stock	79.80%

The percent of class is based on 12,530,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended March 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

On March 19, 2013, the Company issued 10,000,000 shares of common stock, to the sole officer and director, for $10,000 ($0.001 per share share).

During the period since May 11, 2011 to March 31, 2014, a director loaned the Company $2,875.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended March 31, 2014, we incurred approximately  $7,500 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  quarterly reviews of our financial  statements.

20 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1     Consent of Independent Registered Public Accounting Firm

31.1

Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

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

VESTA INTERNATIONAL, CORP.
Dated: June 4, 2014	By: /s/ Yan Wang
Yan Wang, President, Principal Executive and Financial and Accounting Officer

21 | Page