Form 10-Q
period 2014-06-30
VESTA INTERNATIONAL, CORP.
filed 2014-07-23
CIK 1574300

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 22 2014
Common Stock, $0.001	12,530,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	JUNE 30, 2014 (UNAUDITED)	MARCH 31, 2014 (AUDITED)
ASSETS
Current Assets
Cash	$ 4,289	$ 21,093
Total current assets	4,289	21,093

Total Assets	$ 4,289	$ 21,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 2,875	$ 2,875
Accounts Payable	400	-
Total current liabilities	3,275	2,875

Total Liabilities	3,275	2,875

Commitments and Contingencies (Note 5)

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,530,000 shares issued and outstanding	12,530	12,530
Additional paid-in-capital	22,770	22,270
Deficit accumulated during the development stage	(34,286)	(17,082)
Total Stockholders’ Equity	1,014	18,218

Total Liabilities and Stockholders’ Equity	$ 4,289	$ 21,093

The accompanying notes are an integral part of these condensed unaudited financial statements.

3 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended June 30, 2014	Three months ended June 30, 2013	For the period from Inception (May 11, 2011) to June 30, 2014

Revenues	$ -	$ -	$ -
Operating expenses
General and administrative expenses	17,204	3,081	34,286
Net loss from operations	(17,204)	(3,081)	(34,286)

Loss before taxes	(17,204)	(3,081)	(34,286)

Provision for taxes	-	-	-

Net loss	$ (17,204)	$ (3,081)	$ (34,286)

Loss per common share: Basic and Diluted	$ (0.00)*	$ (0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	12,530,000	10,000,000

‘ * Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

4 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated during development stage	Total
Balances at May 11, 2011, Inception	-	$ -	$ -	$ -	$ -
Net loss for the period	-	-	-	(75)	(75)
Balances as of March 31, 2012	-	-	-	(75)	(75)
Common shares issued for cash at $0.001 per share on March 19, 2013	10,000,000	10,000	-	-	10,000
Net loss for the year	-	-	-	(247)	(247)
Balances as of March 31, 2013	10,000,000	10,000	-	(322)	9,678
Common shares issued for cash at $0.01 per share in February 2014	2,530,000	2,530	22,770	-	25,300
Net loss for the year	-	-	-	(16,760)	(16,760)
Balances as of March 31, 2014	12,530,000	12,530	22,770	(17,082)	18,218
Net loss for the three months ended June 30, 2014	-	-	-	(17,204)	(17,204)
Balances as of June 30, 2014	12,530,000	$12,530	$ 22,770	$(34,286)	$ 1,014

The accompanying notes are an integral part of these condensed unaudited financial statements.

5 | Page

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended June 30, 2014	Three months ended June 30, 2013	For the period from Inception (May 11, 2011) to June 30, 2014
Operating Activities
Net loss	$ (17,204)	$ (3,081)	$ (34,286)
Increase (Decrease) in Operating Assets and Liabilities:
Account payable	400	-	400
Net cash used in operating activities	(16,804)	(3,081)	(33,886)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-
Financing Activities
Proceeds from sale of common stock	-	-	35,300
Proceeds from loan from shareholder	-	-	2,875
Net cash provided by financing activities	-	-	38,175
Net increase (decrease) in cash and equivalents	(16,804)	(3,081)	4,289

Cash and equivalents at beginning of the period	21,093	10,053	-

Cash and equivalents at end of the period	$ 4,289	$ 6,972	$ 4,289
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

6 | Page

VESTA INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 AND THE PERIOD FROM MAY 11, 2011 (INCEPTION) TO JUNE 30, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

VESTA INTERNATIONAL, CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on May 11, 2011 (“Inception”) and has adopted a March 31 fiscal year end. We plan to market and distribute ceramic sanitary ware produced in China in the European and North American markets. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since May 11, 2011 (“Inception”) through June 30, 2014 the Company has not generated any revenue and has accumulated losses of $34,286.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (May 11, 2011) resulting in an accumulated deficit of $34,286 as of June 30, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Because of the Company’s history of net losses, its independent auditor, in the report on the financial statements for the fiscal years ended March 31, 2014 and 2013 and the period from Inception (May 11, 2011) to March 31, 2014 , expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is March 31.

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2014 included in our Form 10-K filed with the SEC.

7 | Page

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At June 30, 2014 the Company's bank deposits did not exceed the insured amounts.

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

The carrying value of cash, the Company’s loan from shareholder and accounts payable approximates its fair value due to their short-term maturity.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2014, there were no unrecognized tax benefits.

8 | Page

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three month periods ended June 30, 2014 and 2013.

Stock-Based Compensation

As of June 30, 2014, the Company has not issued any stock-based payments to its employees.

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

For the three month periods ended June 30, 2014 and 2013, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these years.

Recent accounting pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – LOAN FROM SHAREHOLDER

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

Since May 11, 2011 (Inception) through June 30, 2014, the Company’s sole shareholder and director loaned the Company $2,875 to pay for incorporation costs and operating expenses.  As of June 30, 2014, the amount outstanding was $2,875. The loan is non-interest bearing, due upon demand and unsecured.

9 | Page

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – COMMON STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On March 19, 2013, the Company issued 10,000,000 shares of its common stock at $0.001 per share for total proceeds of $10,000.

During February 2014, the Company issued 2,530,000 shares of its common stock at $0.01 per share for total proceeds of $25,300.

As at June 30, 2014, 12,530,000 shares of common stock were issued and outstanding.

NOTE 7 – INCOME TAXES

As of June 30, 2014 the Company had net operating loss carry forwards of $34,286 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, July 22, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

10 | Page

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our Inception on May 11, 2011 to June 30, 2014.  Since our Inception to June 30, 2014, we have accumulated a deficit of $34,286.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

11 | Page

Three Month Period Ended June 30, 2014 Compared to the Three Month Period Ended June 30, 2013

Revenue

We recognized no revenue in the three month periods ended June 30, 2014 and 2013 as we are a development stage company and had not commenced operations in these periods.

General and Administrative Expenses

During the three month period ended June 30, 2014, we incurred general and administrative expenses and professional fees of $17,204 compared to $3,081 incurred during the three month period ended June 30, 2013. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses incurred in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the three months ended June 30, 2014.

Net Loss

Our net loss for the three month period ended June 30, 2014 was $17,204 compared to a net loss of $3,081 during the three month period ended June 30, 2013, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2014 our current assets were $4,289 compared to $21,093 in current assets at March 31, 2014. As at June 30, 2014, our current liabilities were $3,275 compared to $2,875 at March 31, 2014.

Stockholder’s equity was $1,014 as of June 30, 2014 compared to stockholders’ equity of $18,218 as of March 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended June 30, 2014, net cash flows used in operating activities was $16,804 compared to $3,081 used in operating activities in the three months ended June 30, 2013.  The increase in cash used in operations in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the three months ended June 30, 2014.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the three month periods ended June 30, 2014 or 2013.

Cash Flows from Financing Activities

We neither used, nor provided cash flow from financing activities during the three month periods ended June 30, 2014 or 2013.

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

12 | Page

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 and 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

13 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold during the three month period ended June 30, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended June 30, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

VESTA INTERNATIONAL, CORP.
Dated: July 22, 2014	By: /s/ Yan Wang
Yan Wang, President and Chief Executive Officer and Chief Financial Officer

14 | Page