Form 10-Q
period 2014-09-30
VESTA INTERNATIONAL, CORP.
filed 2014-11-14
CIK 1574300

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.333-190656

VESTA INTERNATIONAL, CORP.
(Exact name of registrant as specified in its charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)	99-0371233 IRS Employer Identification Number	5074 Primary Standard Industrial Classification Code Number

Vesta International, Corp.
56-26 Chongshan Middle Rd, 1-5-1, Huanggu
Shenyang, Liaoning, China, 110031
Tel. 86-15940503507
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

Class	Outstanding as of November 14, 2014
Common Stock, $0.001	12,530,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	SEPTEMBER 30, 2014 (UNAUDITED)	MARCH 31, 2014 (AUDITED)
ASSETS
Current Assets
Cash	$-	$21,093
Total current assets	-	21,093

Total Assets	$-	$21,093
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$2,875	$2,875
Total current liabilities	2,875	2,875

Total Liabilities	2,875	2,875

Commitments and Contingencies (Note 5)

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
12,530,000 shares issued and outstanding	12,530	12,530
Additional paid-in-capital	22,770	22,770
Deficit accumulated during the development stage	(38,175)	(17,082)
Total Stockholders’ Equity (Deficit)	(2,875)	18,218

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$21,093

The accompanying notes are an integral part of these condensed unaudited financial statements.

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2014	Three months ended September 30, 2013	Six months ended September 30, 2014	Six months ended September 30, 2013	For the period from Inception (May 11, 2011) to September 30, 2014

Revenues	$-	$-	$-	$-	$-
Operating expenses
General and administrative expenses	3,889	4,464	21,093	7,545	38,175
Net loss from operations	(3,889)	(4,464)	(21,093)	(7,545)	(38,175)

Loss before taxes	(3,889)	(4,464)	(21,093)	(7,545)	(38,175)

Provision for taxes	-	-	-	-	-

Net loss	$(3,889)	$(4,464)	$(21,093)	$(7,545)	$(38,175)

Loss per common share: Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	12,530,000	10,000,000	12,530,000	10,000,000

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit Accumulated Dring Development Stage	Total

Balances at May 11, 2011, Inception - audited	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(75)	(75)
Balances as of March 31, 2012 - audited	-	-	-	(75)	(75)
Common shares issued for cash at $0.001 per share on March 19, 2013	10,000,000	10,000	-	-	10,000
Net loss for the year	-	-	-	(247)	(247)
Balances as of March 31, 2013 - audited	10,000,000	10,000	-	(322)	9,678
Common shares issued for cash at $0.01 per share in February 2014	2,530,000	2,530	22,770	-	25,300
Net loss for the year	-	-	-	(16,760)	(16,760)
Balances as of March 31, 2014 -audited	12,530,000	12,530	22,770	(17,082)	18,218
Net loss for the six months ended September 30, 2014	-	-	-	(21,093)	(21,093)
Balances as of September 30, 2014 -audited	12,530,000	$12,530	$22,770	$(38,175)	$(2,875)

The accompanying notes are an integral part of these condensed unaudited financial statements.

VESTA INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended September 30, 2014	Six months ended September 30, 2013	For the period from Inception (May 11, 2011) to September 30, 2014
Operating Activities
Net loss	$(21,093)	$(7,545)	$(38,175)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Increase (Decrease) in Operating Assets and Liabilities:	-	-	-
Net cash used in operating activities	(21,093)	(7,545)	(38,175)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-
Financing Activities
Proceeds from sale of common stock	-	-	35,300
Proceeds from loan from shareholder	-	2,500	2,875
Net cash provided by financing activities	-	2,500	38,175

Net increase (decrease) in cash and equivalents	(21,093)	(5,045)	-

Cash and equivalents at beginning of the period	21,093	10,053	-

Cash and equivalents at end of the period	$-	$5,008	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

VESTA INTERNATIONAL, CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
AND THE PERIOD FROM MAY 11, 2011 (INCEPTION) TO SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business
VESTA INTERNATIONAL, CORP. (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on May 11, 2011 (“Inception”) and has adopted a March 31 fiscal year end. We plan to market and distribute ceramic sanitary ware produced in China in the European and North American markets. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  Since May 11, 2011 (“Inception”) through September 30, 2014 the Company has not generated any revenue and has accumulated losses of $38,175.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (May 11, 2011) resulting in an accumulated deficit of $38,175 as of September 30, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and, or, the sale of shares of common stock.

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

Interim Financial Statements
The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2014 included in our Form 10-K filed with the SEC.

Development Stage Company
 The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of our inception (May 11, 2011) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At September 30, 2014 the Company had no cash in the bank.

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

The carrying value of the Company’s loan from shareholder approximates its fair value due to its short-term maturity.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2014, there were no unrecognized tax benefits.

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three and six month periods ended September 30, 2014 and 2013.

Stock-Based Compensation
As of September 30, 2014, the Company has not issued any stock-based payments to its employees.

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

For the three and six month periods ended September 30, 2014 and 2013, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above.

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

Since May 11, 2011 (Inception) through September 30, 2014, the Company’s principal shareholder and sole director loaned the Company $2,875 to pay for incorporation costs and operating expenses.  As of September 30, 2014, the amount outstanding was $2,875. The loan is non-interest bearing, due upon demand and unsecured.

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

As at September 30, 2014, 12,530,000 shares of common stock were issued and outstanding.

NOTE 7 – INCOME TAXES

As of September 30, 2014 the Company had net operating loss carry forwards of $38,175 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – SUBSEQUENT EVENTS

On November 12, 2013, we entered into a Contract with San-Svit, Ltd., a sanitary ware distributor in Ukrainian, which agreed to buy our products.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, November 14, 2014, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Vesta International, Corp. (the “Company”, “we” or “us”) was incorporated in the State of Nevada on May 11, 2011 (“Inception”) and established a fiscal year end of March 31. We do not have revenues or assets and have incurred losses since Inception. We are a development-stage company formed to commence operations in the distribution of ceramic sanitary ware. We have recently started our operation. As of today, we have developed our business plan, and executed a Contract with our supplier, TANGSHAN MONOPY CERAMIC CO., LTD., dated April 16, 2013. On November 12, 2013, we entered into a Contract with San-Svit, Ltd., a sanitary ware distributor in Ukrainian, which agreed to buy our products.

Product

We plan to distribute ceramic sanitary ware such as toilets (including wall hung toilets), bidets, washbasin (including wall hung basins), sinks, urinals, squatting pans and counter basins. Some of our ceramic sanitary ware is designed in series (made and designed in the same style). We also intend to offer our ceramic sanitary ware in different colors.

RESULTS OF OPERATION

We are a development stage company with limited operations since our Inception on May 11, 2011 to September 30, 2014.  Since our Inception to September 30, 2014, we have accumulated a deficit of $38,175.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2014 Compared to the Three Month Period Ended September 30, 2013

Revenue

We recognized no revenue in the three month periods ended September 30, 2014 and 2013 as we are a development stage company and had not commenced operations in these periods.

General and Administrative Expenses

During the three month period ended September 30, 2014, we incurred general and administrative expenses and professional fees of $3,889 compared to $4,464 incurred during the three month period ended September 30, 2013. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The decrease in general and administrative expenses incurred in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 reflects the decrease in activity between the two periods due to our lack of funding to develop our business plan during the three months ended September 30, 2014.

Net Loss

Our net loss for the three month period ended September 30, 2014 was $3,889 compared to a net loss of $4,464 during the three month period ended September 30, 2013, due to the factors discussed above.

Six Month Period Ended September 30, 2014 Compared to the Six Month Period Ended September 30, 2013

Revenue

We recognized no revenue in the six month periods ended September 30, 2014 and 2013 as we are a development stage company and had not commenced operations in these periods.

General and Administrative Expenses

During the six month period ended September 30,2014 we incurred general and administrative expenses and professional fees of $21,093 compared to $7,545 incurred during the six month period ended September 30, 2013. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses incurred in the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the six months ended September 30, 2014 before we ran out of funding.

Net Loss

Our net loss for the six month period ended September 30, 2014 was $21,093 compared to a net loss of $7,545 during the six month period ended September 30, 2013, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2014 our current assets were $0 compared to $21,093 in current assets at March 31, 2014. As at September 30, 2014 and March 31, 2014, our current liabilities were $2,875.

Stockholders’ deficit was $2,875 as of September 30, 2014 compared to stockholders’ equity of $18,218 as of March 31, 2014. The decrease in the stockholders’ equity reflects the impact of our operating losses which we incurred during the six months ended September 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2014, net cash flows used in operating activities was $21,093 compared to $7,545 used in operating activities in the six months ended September 30, 2013.  The increase in cash used in operations in the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the six months ended September 30, 2014.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the six month periods ended September 30, 2014 or 2013.

Cash Flows from Financing Activities

We neither used, nor provided cash flow from financing activities during the six month periods ended September 30, 2014. For the six month period ended September 30, 2013, net cash provided by financing activities was $2,500, consisting of $2,500 received from proceeds by way of loan from our director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our further loans form our director and, or, further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were sold during the six month periods ended September 30, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six month periods ended September 30, 2014 or 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

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

VESTA INTERNATIONAL, CORP.
Dated: November 14, 2014	By: /s/ Yan Wang
Yan Wang, President and Chief Executive Officer and Chief Financial Officer