Form 10-Q/A
period 2014-09-30
VESTA INTERNATIONAL, CORP.
filed 2014-11-18
CIK 1574300

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑   No ☐

Class	Outstanding as of November 14, 2014
Common Stock, $0.001	12,530,000

Explatory Note

The purpose of this Amendment No. 1 to the Company’s Report on Form 10-Q for the period ending September 30, 2014, originally filed with the Securities and Exchange Commission on November 14, 2014, is to correct the check box denoting this as a shell company.  The wrong box was erroneously checked marked and that has been corrected.  There was a carryover paragraph in the subsequent events note in the financials that has been removed.  Exhibit 31.1 was corrected to conform to appropriate standard.  No other changes have been made to the Form 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

VESTA INTERNATIONAL, CORP.
Dated: November 17, 2014	By: /s/ Yan Wang
Yan Wang, President and Chief Executive Officer and Chief Financial Officer