Form 10-Q
period 2014-12-31
Content Checked Holdings, Inc.
filed 2015-03-11
CIK 1574300

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-190656

CONTENT CHECKED HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	99-0371233 IRS Employer Identification Number

Content Checked Holdings, Inc.
56-26 Chongshan Middle Rd, 1-5-1, Huanggu
Shenyang, Liaoning, China, 110031
 (Address of principal executive offices)

Tel. 86-15940503507
 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑   No ☐

There were 30,573,200 shares of the registrant's common stock, $0.001 par value, outstanding as of March 10, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTENT CHECKED HOLDINGS, INC. (FORMERLY VESTA INTERNATIONAL, CORP.) CONDENSED BALANCE SHEETS
	DECEMBER 31, 2014 (UNAUDITED)	MARCH 31, 2014 (AUDITED)
ASSETS
Current Assets
Cash	$-	$21,093
Total current assets	-	21,093

Total Assets	$-	$21,093
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,140	$-
Loan from shareholder	2,875	2,875
Total current liabilities	5,015	2,875

Total Liabilities	5,015	2,875

Commitments and Contingencies (Note 5)

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, No shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized;
30,573,200 shares issued and outstanding	30,573	30,573
Additional paid-in-capital	4,727	4,727
Accumulated deficit	(40,315)	(17,082)
Total Stockholders' Equity (Deficit)	(5,015)	18,218

Total Liabilities and Stockholders' Equity (Deficit)	$-	$21,093

The accompanying notes are an integral part of these condensed unaudited financial statements.

CONTENT CHECKED HOLDINGS, INC. (FORMERLY VESTA INTERNATIONAL, CORP.) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31, 2014	Three months ended December 31, 2013	Nine months ended December 31, 2014	Nine months ended December 31, 2013	For the period from Inception (May 11, 2011) to December 31, 2014

Revenues	$-	$-	$-	$-	$-
Operating expenses
General and administrative expenses	2,140	2,129	23,233	9,674	40,315
Net loss from operations	(2,140)	(2,129)	(23,233)	(9,674)	(40,315)

Loss before taxes	(2,140)	(2,129)	(23,233)	(9,674)	(40,315)

Provision for taxes	-	-	-	-	-

Net loss	$(2,140)	$(2,129)	$(23,233)	$(9,674)	$(40,315)

Loss per common share: Basic and Diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	30,573,2200	24,400,000	30,573,200	24,400,000

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

CONTENT CHECKED HOLDINGS, INC. (FORMERLY VESTA INTERNATIONAL, CORP.) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
	Number of Common Shares (1)	Amount	Additional Paid-in- Capital	Deficit Accumulated During Development Stage	Total

Balances at May 11, 2011, Inception - audited	-	$-	$-	$-	$-

Net loss for the period	-	-	-	(75)	(75)

Balances as of March 31, 2012 - audited	-	-	-	(75)	(75)

Common shares issued for cash at $0.001 per share on March 19, 2013	24,400,000	24,400	(14,400)	-	10,000

Net loss for the year	-	-	-	(247)	(247)

Balances as of March 31, 2013 - audited	24,400,000	24,400	(14,400)	(322)	9,678

Common shares issued for cash at $0.01 per share in February 2014	6,173,200	6,173	19,127	-	25,300

Net loss for the year	-	-	-	(16,760)	(16,760)

Balances as of March 31, 2014 -audited	30,573,200	30,573	4,727	(17,082)	18,218

Net loss for the nine months ended December 31, 2014	-	-	-	(23,233)	(23,233)

Balances as of December 31, 2014 -unaudited	30,573,200	$30,573	$4,727	$(40,315)	$(5,015)

(1)	As restated for the 2.44 for1 forward stock split on the Company's Common Stock, in the form of a dividend, with a record date of January 20, 2015, a payment date of January 26, 2015.

The accompanying notes are an integral part of these condensed unaudited financial statements.

CONTENT CHECKED HOLDINGS, INC. (FORMERLY VESTA INTERNATIONAL, CORP.) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended December 31, 2014	Nine months ended December 31, 2013	For the period from Inception (May 11, 2011) to December 31, 2014
Operating Activities
Net loss	$(23,233)	$(9,674)	$(40,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (Decrease) in Operating Assets and Liabilities:
Accounts payable	2,140	-	2,140
Net cash used in operating activities	(21,093)	(9,674)	(38,175)

Investing Activities
Net cash provided by (used in) investing activities	-	-	-
Financing Activities
Proceeds from sale of common stock	-	-	35,300
Proceeds from loan from shareholder	-	2,500	2,875
Net cash provided by financing activities	-	2,500	38,175

Net increase (decrease) in cash and equivalents	(21,093)	(7,174)	-

Cash and equivalents at beginning of the period	21,093	10,053	-

Cash and equivalents at end of the period	$-	$2,879	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CONTENT CHECKED HOLDINGS, INC.
(FORMERLY VESTA INTERNATIONAL, CORP.)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

CONTENT CHECKED HOLDINGS, INC. (formerly Vesta International, Corp.) (the "Company", "we" or "us") was incorporated under the laws of the State of Nevada on May 11, 2011 ("Inception") and has adopted a March 31 fiscal year end. We plan to market and distribute ceramic sanitary ware produced in China in the European and North American markets.  Since May 11, 2011 ("Inception") through December 31, 2014, the Company has not generated any revenue and has accumulated losses of $40,315.

The Company's Board of Directors authorized, and stockholders holding approximately 79.8% of the outstanding shares of our common stock, par value $0.001, approved by written consent, in accordance with Nevada corporate law, the filing of a Certificate of Amendment to our Articles of Incorporation (the "Certificate") with the Secretary of State of the State of Nevada, which (i) changed our name from Vesta International Corp. to Content Checked Holdings, Inc., and (ii) increased our authorized capital stock as described below. The Certificate was filed and was effective for corporate law purposes on December 18, 2014.

The Company's new name will be effective for OTC trading purposes on March 3, 2015. The name change will be accompanied by a new trading symbol, "CNCK." The new CUSIP number for the Company's Common Stock is 21076Y100.

We are currently engaged in discussions with Content Checked Inc., a Wyoming corporation ("CCI"), regarding a possible business combination involving the two companies.  CCI has created and introduced to the market a smartphone application designed for use by those who suffer from food allergies and intolerances, and those who care for them.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction.  With the permission of CCI, we have changed our name to facilitate these discussions.  If the parties determine not to proceed with a business combination, we will change our name back to Vesta International Corp. or adopt another name.

The Certificate changed the aggregate number of shares of capital stock which we shall have the authority to issue to two hundred and sixty million (260,000,000) shares, consisting of two hundred and fifty million (250,000,000) shares of common stock, par value of $0.001 per share ("Common Stock"), and ten million (10,000,000) shares of preferred stock, par value $0.001 per share (the "Preferred Stock").

Stock Split

Our Board of Directors declared a 2.44 for1 forward stock split on the Company's Common Stock, in the form of a dividend, with a record date of January 20, 2015, a payment date of January 26, 2015, an exdividend date of January 27, 2015.  The stock split entitled each of our shareholders as of the record date to receive 2.44 additional shares of common stock for each one share owned.  Additional shares issued as a result of the stock split will be distributed on the payment date.  Shareholders do not need to exchange existing stock certificates and will receive a new certificate reflecting the newly issued shares.  As of the exdividend date, the Common Stock began trading on a post-split adjusted basis.

All references to the number of shares issued and outstanding in these financial states have been retrospectively restated for the forward split.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception (May 11, 2011) resulting in an accumulated deficit of $40,315 as of December 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

Because of the Company's history of net losses, its independent auditor, in the report on the financial statements for the fiscal years ended March 31, 2014 and 2013 and the period from Inception (May 11, 2011) to March 31, 2014, expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

 NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year-end is March 31.

Interim Financial Statements
The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ended March 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on June 4, 2014.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2014 the Company had no cash in the bank.

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

The carrying value of the Company's accounts payable and loan from shareholder approximates its fair value due to its short-term maturity.

Income Taxes
The Company accounts for income taxes pursuant to FASB ASC 740 "Income Taxes". Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2014, there were no unrecognized tax benefits.

Revenue Recognition
The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs
The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during three and nine month periods ended December 31, 2014 and 2013.

Stock-Based Compensation
As of December 31, 2014, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Income (Loss) Per Share
The Company computes income (loss) per share in accordance with FASB ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the three and nine month periods ended December 31, 2014 and 2013, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – LOAN FROM SHAREHOLDER

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since May 11, 2011 (inception) through December 31, 2014, the Company's principal shareholder and sole director loaned the Company $2,875 to pay for incorporation costs and operating expenses.  As of December 31, 2014, the amount outstanding was $2,875. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On April 16, 2013, the Company entered into an agreement ("the Agreement") with TANGSHAN MONOPY CERAMIC CO., LTD. ("the Supplier'). Under the terms of the Agreement, which expires on December 31, 2014, the Company is entitled, but not obligated, to acquire a maximum of $850,000 of ceramic sanitary ware from the Supplier .The Company is required to pay in advance for 100% of the purchase price of any purchases it may make under the Agreement, and the Supplier is obligated to deliver all products purchased by the Company within 35 days of receiving payment, directly to the Company's customers. At the time of this Quarterly Report, the Company does not have the funding to make any purchase under the Agreement and there is no guarantee that the Company will be successful in raising the funding necessary for it to be able to make any such purchases under the Agreement.

NOTE 6 – STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's Board of Directors authorized, and stockholders holding approximately 79.8% of the outstanding shares of our common stock, par value $0.001, approved by written consent, in accordance with Nevada corporate law, the filing of a Certificate of Amendment to our Articles of Incorporation (the "Certificate") with the Secretary of State of the State of Nevada, which (i) changed our name from Vesta International Corp. to Content Checked Holdings, Inc., and (ii) increased our authorized capital stock as described below. The Certificate was filed and was effective for corporate law purposes on December 18, 2014.

The Certificate changed the aggregate number of shares of capital stock which we shall have the authority to issue to two hundred and sixty million (260,000,000) shares, consisting of two hundred and fifty million (250,000,000) shares of common stock, par value of $0.001 per share ("Common Stock"), and ten million (10,000,000) shares of preferred stock, par value $0.001 per share (the "Preferred Stock").

We may issue shares of Preferred Stock from time to time in one or more series, each of which will have such distinctive designation or title as shall be determined by our Board of Directors and will have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by our Board of Directors.  Our Board of Directors will have the power to increase or decrease the number of shares of Preferred Stock of any series subsequent to the issuance of shares of that series, but not below the number of shares of such series then outstanding.  In case the number of shares of any series shall be decreased, the shares constituting such decrease will resume the status of authorized but unissued shares of Preferred Stock.

While we do not currently have any plans for the issuance of Preferred Stock, the issuance of such Preferred Stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock.  It is not possible to state the actual effect of the issuance of any shares of Preferred Stock on the rights of holders of the Common Stock until and unless our Board of Directors determines the specific rights of the holders of the Preferred Stock; however, these effects may include: restricting dividends on the Common Stock, diluting the voting power of the Common Stock, impairing the liquidation rights of the Common Stock, or delaying or preventing a change in control of the Company without further action by the stockholders.

Common Stock

The Company's Board of Directors authorized, and stockholders holding approximately 79.8% of the outstanding shares of our common stock, par value $0.001, approved by written consent, in accordance with Nevada corporate law, the filing of a Certificate of Amendment to our Articles of Incorporation (the "Certificate") with the Secretary of State of the State of Nevada, which (i) changed our name from Vesta International Corp. to Content Checked Holdings, Inc., and (ii) increased our authorized capital stock as described below. The Certificate was filed and was effective for corporate law purposes on December 18, 2014.

The Certificate changed the aggregate number of shares of capital stock which we shall have the authority to issue to two hundred and sixty million (260,000,000) shares, consisting of two hundred and fifty million (250,000,000) shares of common stock, par value of $0.001 per share ("Common Stock"), and ten million (10,000,000) shares of preferred stock, par value $0.001 per share (the "Preferred Stock").

Our Board of Directors declared a 2.44-for1 forward stock split on the Company's Common Stock, in the form of a dividend, with a record date of January 20, 2015, a payment date of January 26, 2015, an exdividend date of January 27, 2015.  The stock split entitled each of our shareholders as of the record date to receive 2.44 additional shares of common stock for each one share owned.  Additional shares issued as a result of the stock split will be distributed on the payment date.  Shareholders do not need to exchange existing stock certificates and will receive a new certificate reflecting the newly issued shares.  As of the exdividend date, the Common Stock began trading on a post-split adjusted basis.

All references to the number of shares issued and outstanding in these financial states have been retrospectively restated for the forward split.

On March 19, 2013, the Company issued 24,400,000 shares of its common stock at $0.001 per share for total proceeds of $10,000.

During February 2014, the Company issued 6,173,200 shares of its common stock at $0.01 per share for total proceeds of $25,300.

As of December 31, 2014, there were 30,573,202 shares of our common stock issued and outstanding.

NOTE 7 – INCOME TAXES

As of December 31, 2014 the Company had net operating loss carry forwards of $40,315 that may be available to reduce future years' taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – SUBSEQUENT EVENTS

Stock Split

Our Board of Directors declared a 2.44 for1 forward stock split on the Company's Common Stock, in the form of a dividend, with a record date of January 20, 2015, a payment date of January 26, 2015, an exdividend date of January 27, 2015.  The stock split entitled each of our shareholders as of the record date to receive 2.44 additional shares of common stock for each one share owned.  Additional shares issued as a result of the stock split will be distributed on the payment date.  Shareholders do not need to exchange existing stock certificates and will receive a new certificate reflecting the newly issued shares.  As of the exdividend date, the Common Stock began trading on a post-split adjusted basis.  As of February 23, 2015, there were 30,573,202 shares of our Common Stock issued and outstanding.

 All references to the number of shares issued and outstanding in these financial states have been retrospectively restated for the forward split.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued, March 10, 2015, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Quarterly Report on Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Content Checked Holdings, Inc. (the "Company", "we" or "us") was incorporated in the State of Nevada on May 11, 2011 ("Inception") under the name Vesta International, Corp and established a fiscal year end of March 31. We do not have revenues or assets and have incurred losses since Inception. We are a development-stage company formed to commence operations in the distribution of ceramic sanitary ware. As of today, we have developed our business plan, and executed a Contract with our supplier, TANGSHAN MONOPY CERAMIC CO., LTD., dated April 16, 2013. On November 12, 2013, we entered into a Contract with San-Svit, Ltd., a sanitary ware distributor in Ukrainian, which agreed to buy our products.

We are currently engaged in discussions with Content Checked Inc., a Wyoming corporation ("CCI"), regarding a possible business combination involving the two companies.  CCI has created and introduced to the market a smartphone application designed for use by those who suffer from food allergies and intolerances, and those who care for them.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction.  With the permission of CCI, we have changed our name to facilitate these discussions.  If the parties determine not to proceed with a business combination, we will change our name back to Vesta International Corp. or adopt another name.

On December 18, 2014 we changed our name to Content Checked Holdings, Inc. from Vesta International, Corp. Our new name will be effective for OTC trading purposes on March 3, 2015. The name change will be accompanied by a new trading symbol, "CNCK." The new CUSIP number for our common stock is 21076Y100.

Product

We plan to distribute ceramic sanitary ware such as toilets (including wall hung toilets), bidets, washbasin (including wall hung basins), sinks, urinals, squatting pans and counter basins. Some of our ceramic sanitary ware is designed in series (made and designed in the same style). We also intend to offer our ceramic sanitary ware in different colors.

RESULTS OF OPERATION

Since our Inception to December 31, 2014, we have accumulated a deficit of $40,315.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended December 31, 2014 Compared to the Three Month Period Ended December 31, 2013

Revenues

We recognized no revenues in the three month periods ended December 31, 2014 and 2013 and have not commenced operations in these periods.

General and Administrative Expenses

During the three month period ended December 31, 2014, we incurred general and administrative expenses and professional fees of $2,140 broadly similar to the $2,129 incurred during the three month period ended December 31, 2013. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended December 31, 2014 was $2,140 compared to a net loss of $2,129 during the three month period ended December 31, 2013, due to the factors discussed above.

Nine Month Period Ended December 31, 2014 Compared to the Nine Month Period Ended December 31, 2013

Revenues

We recognized no revenues in the nine month periods ended December 31, 2014 and 2013 and have not commenced operations in these periods.

General and Administrative Expenses

During the nine month period ended December 31, 2014 we incurred general and administrative expenses and professional fees of $23,233 compared to $9,674 incurred during the nine month period ended December 31, 2013. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses incurred in the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the nine months ended December 31, 2014 before we ran out of funding.

Net Loss

Our net loss for the nine month period ended December 31, 2014 was $23,233 compared to a net loss of $9,674 during the nine month period ended December 31, 2013, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2014 our current assets were $0 compared to $21,093 in current assets at March 31, 2014. As at December 31, 2014 our current liabilities were $5,015 compared to $2,875 at March 31, 2014.

Stockholders' deficit was $5,015 as of December 31, 2014 compared to stockholders' equity of $18,218 as of March 31, 2014. The decrease in the stockholders' equity reflects the impact of our operating losses which we incurred during the nine months ended December 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2014, net cash flows used in operating activities was $21,093 compared to $9,674 used in operating activities in the nine months ended December 31, 2013.  The increase in cash used in operations in the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the nine months ended December 31, 2014.

Cash Flows from Investing Activities

We neither used, nor provided, cash flow from investing activities during the nine month periods ended December 31, 2014 or 2013.

Cash Flows from Financing Activities

We neither used, nor provided cash flow from financing activities during the nine month periods ended December 31, 2014. For the nine month period ended December 31, 2013, net cash provided by financing activities was $2,500, consisting of $2,500 received from proceeds by way of loan from our director.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were sold during the nine month periods ended December 31, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine month periods ended December 31, 2014 or 2013.

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

CONTENT CHECKED HOLDINGS, INC.
Dated: March 10, 2015	By: /s/ Yan Wang
Yan Wang, President and Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)