Form 10-K
period 2015-03-31
Content Checked Holdings, Inc.
filed 2015-07-13
CIK 1574300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

CONTENT CHECKED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0371233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8730 Sunset Blvd., Suite 240 West Hollywood, California	90069
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (424) 205-1777

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2014, was approximately $27,587 million. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the registrant’s common stock.

As of June 26, 2015, the registrant had outstanding 34,472,602 shares of common stock, $0.001 par value.

EXPLANATORY NOTE NO. 1

We were incorporated as Vesta International, Corp. in Nevada on May 11, 2011. Prior to the Merger (as defined below), we intended to commence operations in the distribution of ceramic sanitary ware. Since May 11, 2011 (“Inception”) through March 31, 2015, we have not generated any revenue and have accumulated losses of $44,230.

As previously reported, on January 26, 2015, we completed a 2.44-for-1 forward split of our Common Stock, with the result that the 12,530,000 shares of our Common Stock outstanding immediately prior to the stock split became 30,573,200 shares of our Common Stock outstanding immediately thereafter. All share and per share numbers in this Annual Report on Form 10-K (this “Annual Report”) relating to our Common Stock have been adjusted to give effect to this stock split, unless otherwise stated.

Also as previously reported, on December 18, 2014, (i) we changed our name to Content Checked Holdings, Inc., and (ii) we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 250,000,000 shares of common stock, par value $0.001 (the “common stock”), and 10,000,000 shares of “blank check” preferred stock, par value $0.001.

On April 17, 2015, our wholly owned subsidiary, Content Checked Acquisition Corp., a corporation formed in the State of Wyoming (“Acquisition Sub”), merged (the “Merger”) with and into Content Checked, Inc., a corporation incorporated in the State of Wyoming on July 19, 2013 (“Content Checked”). Content Checked was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding shares of commons stock of Content Checked were converted into shares of our common stock. As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Content Checked and will continue the existing business operations of Content Checked as a publicly traded company under the name Content Checked Holdings, Inc.

In connection with the Merger and pursuant to the Split-Off Agreement (defined below), we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 24,400,000 shares of our Common Stock. As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Content Checked, and will continue the existing business operations of Content Checked as a publicly-traded company under the name Content Checked Holdings, Inc.

In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Content Checked prior to the Merger in all future filings with the SEC. Prior to the Merger, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Merger, we have ceased to be a shell company.

Also on April 17, 2015, we closed a private placement offering (the “PPO”) of 4,299,400 shares of our restricted common stock. On April 15, 2015, we received a loan from Buyside Equity Partners, LLC in the amount of $45,000. The unsecured loan is due six months from the date made and accrues interest at the rate of 5% per annum until paid in full

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As a result of the Merger, Content Checked became our wholly owned subsidiary. The acquisition of Content Checked is treated as a reverse acquisition (the “Reverse Acquisition”), and the business of Content Checked became our sole operating business. At the time of the Reverse Acquisition, we were not engaged in any significant active business.

As used in this Annual Report, references to “we”, “us”, “our” and similar words refer to our Company and our wholly-owned subsidiary, Content Checked, after giving effect to the Merger and the Split-Off, unless the context otherwise requires; references to Content Checked refer to Content Checked, Inc. prior to the effectiveness of the Reverse Acquisition, and references to Content Checked Holdings or CCH refer to the Company and its business prior to the Reverse Acquisition.

Summary

Content Checked is a Wyoming corporation formed July 19, 2013 (“Content Checked” or the “Company”). Content Checked is a family of smartphone applications designed for people with dietary restriction, those who care for them, and organizations that cater for them. Content Checked is building a revolutionary digital marketplace these people and organizations.

Content Checked’s fiscal year end is March 31. Our principal executive offices are located at 8730 Sunset Blvd., Suite 240, West Hollywood, California 90069. Our website address is www.content checked.com.

Content Checked has created and introduced to the market smartphone applications designed for use by those who suffer from; food allergies & intolerances, and migraine & chronic headaches. The applications allow its user to have the ability to scan product’s bar code and determine if it is safe for consumption. Their friends and family can also use it to assist in their food selections. The Company’s management believes it has created the first applications with genuine comprehensive content information and in-depth allergen and migraine definitions for most U.S. food products and is designed to meet the needs for millions of people in the United States. The Company has unique database of allergens, migraine triggers, and food ingredients that directly correlate with food allergies & intolerances and/or migraine & chronic headaches. Currently there are several hundreds of thousand products in the database and it is constantly growing. The applications are highly scalable and can expand into new geographic areas and product categories with limited modifications and investment.

The Content Checkedsm smartphone application helps users to personalize their shopping lists and makes sure they purchase products that are compatible with their specific allergies and intolerances. The Content Checkedsm application and supporting database allows its user to save time and make better decisions while grocery shopping since the application will guide and direct shopping based upon the user’s dietary needs.

MigraineChecked, which is created under Content Checked, is based on research from the University of Berkley California. The application helps migraine sufferers, and those who care for them, to save time and make better decisions while grocery shopping since the application will guide and direct shopping based upon the user’s dietary needs.

Upon closing of the Merger and Minimum Offering, (i) $250,000 outstanding principal amount of Content Checked’s senior secured convertible note (the “Secured Bridge Note”) issued in the second quarter of 2014 will convert into the shares, at a conversion price of $0.40 per share, and (ii) $1,503,450 of outstanding principal amount of convertible unsecured promissory notes will convert into the shares at a price of $0.45 per share.

We have not generated any revenue from our business operations or explorations to date, and to date, we have been able to raise additional funds $1,920,150 to implement our operations. We consummated the Merger with Content Checked on April 17, 2015 and changed our stock symbol to “CNCK” prior to such date.

Business Summary

Content Checked has created and introduced to the market a Content Checkedsm smartphone application designed for use by those who suffer from food allergies and intolerances. The application allows its users the ability to scan product’s bar code and determine if it is safe for consumption. Their friends and family can also use it to assist in their food selections. The Company believes it has created the first application with genuine comprehensive content information and in-depth allergen definitions for most U.S. food products and is designed to meet the need for millions of people in the United States. The Company has unique database of allergens and food ingredients that directly correlate with allergies and intolerances. Currently there are several hundreds of thousand products database and it is constantly growing. The application is highly scalable and can expand into new geographic areas and product categories with limited modifications and investment.

The Content Checkedsm smartphone application helps users to personalize their shopping lists and makes sure they purchase products that compatible with their specific allergies and intolerances. The Content Checkedsm application and supporting database allows its user to save time and make better decisions while grocery shopping since the application will guide and direct shopping.

Our Industry and Market

To management’s knowledge, 28% of the U.S. population has an allergy or intolerance to various ingredients and products. Among the most common products are eggs, milk and nuts. The Content Checkedsm application also has a comprehensive recipe database which provides details instructions on food preparation for people with allergies. The application allows setting up profiles and favorites for the user and others for whom the user is shopping.

The Content Checkedsm application allows food manufacturers to showcase the products in a simple, effective and relevant way. The application serves as a platform to communicate to the user on a variety of alternatives that are better suited to them. Both manufacturers and consumers benefit from targeted communication. If those whom the manufacturer prepares food for are allergic to specific food substances, the user would look to make sure that the food does not contain ingredients that may be harmful or cause discomfort or, potentially, serious illness.

Our market has seen a greater use of the Internet by consumers and physicians. As a major communications medium the Internet has changed the healthcare industry and is transforming how consumers and physicians find and utilize healthcare information. Healthcare consumers increasingly seek to educate themselves online about their allergy-related disorders, motivated by the desire to become better-informed patients and to become more engaged healthcare consumers, due in part to increased healthcare costs.

Today, consumers can and do obtain health and wellness information online, enabling them to have immediate access to searchable information and dynamic interactive content to check allergens, nutritional benefits, products designed for certain intolerances and allergies, recipe data base for consumers with particular dietary preferences, and find food producers to meet their criteria.

Product Description

Grocery shopping can be time-consuming and difficult if you or someone for whom you shop has specific dietary restrictions. Ingredient list can be hard to understand and time consuming to monitor. Content Checked’s market research has shown that consumers tend to stay in their comfort zone and not try new products once they have identified one that fits the dietary profile they are looking for, people usually end up going for the safe bet and don’t invest any time to find new alternatives. The Content Checkedsm, applications and supporting database allows its users to save time and make better decisions while grocery shopping since the applications will guide and direct shopping based on known relationships between allergies, migraine triggers, sugar profile, and other specific dietary preferences, and certain foods. Suffering from or obtaining a certain dietary profile no longer means that you have to bring your own food to functions or inconvenience others. By using the Content Checkedsm applications, friends and family can identify what foods can be safely consumed.

The Content Checkedsm applications are designed in a way that lets the user adjust food preferences on a personal profile. As an initial step, a user must download the application onto a smart phone or tablet (iOS and Android operating systems), register and then enter specific dietary details. The user can then simply scan a product’s bar code to immediately identify if the associated product is safe for consumption. By scanning the barcode, the application will quickly identify the product specifications and the consumer will have a full overview over his or her pre-defined allergy or intolerance as the Content Checkedsm application references the products contents against its database; based on the user’s profile, the application provides a warning of any of the allergens or intolerance ingredients present in the product. If a particular food is identified as being unsafe for the user based on the profile, sensitivities and intolerances they indicate, Content Checkedsm application technology further aids the user by suggesting alternatives the user can consume with specified allergies or intolerances. The users can also program the application to search for specific substances, which could represent a health threat for them. Additionally, the user can benefit from a comprehensive selection of recipes available on the application. All this works the same way for each application area that Content Checked has and will develop.

In addition to consumer use, the application is also a potential marketing tool for food producers since they are able to target their marketing efforts to specific groups with specific needs. This ability is very unique as it offers food manufacturers to reach and promote their products to a consumer that is actively asking for this specific message during their point of purchase.

Finally, the usage of the applications offer a vast majority of data behavior that imply what consumers are searching for and where opportunity might be at hand. This data is highly attractive for food manufacturers R&D departments.

Product Development

The Content Checked application was initially conceptualized by its founder, Kris Finstad. Realizing the opportunity to apply technology to a significant world health issue, Mr. Finstad researched available data sources and determined that due to a variety of factors (country to country differences for the same product, multiple names for the same ingredients, lack of national standards for ingredient disclosure), a new approach was required to improve reliability and safety for those suffering from food allergies & intolerances. Operating in certain Scandinavian countries known for their consistency with the U.S. market, he purchased and licensed available data on food products in that region. He then developed a data scheme that allowed for mapping of the ingredients in a related and comprehensive way, ensuring that the users were provided a near certain reference to their profiled allergies and intolerances. Simultaneously he developed a user application that was platform-agnostic allowing utility on all currently available smart phone platforms.

Following market testing, significant value was identified in the database itself, and its designed inter-relationships. Accordingly, additional research was undertaken for its application into additional markets where food ingredients were a basis for food selection. These markets are further discussed below in “New Products and Development Opportunities”.

Revenue Model

Content Checked seeks to maximize shareholder value through a set of revenue drivers, which are scalable accordingly with operational leverage.

●	Advertising and Product Placement. The anticipated primary source of revenue is sales of product placement and advertising on the Content Checkedsm application platform. The Content Checkedsm application allows food manufacturers to showcase and target their products to the application user for a fixed fee and a performance based variable cost. Food producers utilize the platform to exhibit the products as an alternative that is safe or safer for consumption. The user benefits from browsing recommended products when searching for a particular item that is allergies free and health safe.

●	Revenue from product placement depends upon the number of instances where our application is downloaded by the consumer. The Company has identified approximately 700 different food categories each of which represent an opportunity to sell at least three ads. As of the date of this report, pricing for advertising is expected to range from $500 to $3,000 per month depending on the product category, such as milk, wheat, etc. Compared to existing marketing channels this represents a highly targeted alternative, and the Content Checkedsm application is unique in terms of the opportunity to both select target groups and to address the opportunity at the point-of-purchasing-decision. The application showcases manufacturers products to a user that is actively asking to have a similar product showcased, making their attention and engagement level very high.

●	Product Sales. The application will prompt users to buy products that they have just been show cased to. The application will offer users to accept a coupon that they can redeem at the point of sale or the user can buy the product online and have it send to their home. In either instance Content Checked has generated a track able sale / new customer for the manufacturer.

●	Download Fees. While not anticipated to be the primary source of revenue, the Company has determined that charging a fee for the application’s “premier” version is preferred due to value this provides to the consumer. Considering the health and related benefits, and the risks to certain users of ingesting ingredients to which they are allergic, by imposing a charge for the application increases the value and utility. Accordingly the Company is currently charging a per user download fee of $2.99 through iTunes and Google Play (for which the Company pays to Apple a fee of 30%, for a net of $2.69). The Company does provide a trial period which allows the prospective user to setup their profile and use the application for 50 scans, at which point it becomes disabled and requires payment of the noted fee.

●	Content Checked has also determined that providing an incentive to non-profit organizations who have formed to support the different affected groups provides the best access to their constituents and events (see below, “Marketing Strategy”). Accordingly, Content Checked intends to offer a donation of up to $1.00 per user who downloads the application and pays the Full User fee. For those users Content Checked will receive approximately $1.69 per download.

●	The Content Checkedsm application is available at no charge with limited functionalities and paid version with extensive range of available tools. The goal is to convert as many free users as possible over to the paid version, but at this stage of development it is early to estimate the conversion rate. Although we offer a no-charge application, the advertising revenue associated with the projected usage of the free application supports the strategy of offering this limited functioned app for free to the consumer.

●	Other Products and Services. The application also creates a way of communicating with the consumer that will support a robust business model: distribution of recipes, newsletters and direct marketing of new products. Content Checked is utilizing a platform to communicate allergies and intolerances on a variety of alternatives that are better suited to the customer. The application is scalable and can expand into new geographic areas and product categories with limited modifications and investment.

Marketing Strategy

The Company expects to promote its products through supporting each applications community. Building community is key in their marketing. They aim to support these communities; food allergy, migraine, health and diabetics, vegan, kosher. These groups all face different challenges and in their marketing we will facilitate solutions and inspiration on how to live a safer, healthier, and easier life, suffering from dietary restrictions. A selection of the Company’s marketing efforts are listed below:

1. Own their own media. The Company is building a strong social media presence. Whereas their community is coming to them for inspiration. The Company converts these people to their influencers and ambassadors. They have established their own blog with expert guest bloggers for each application and results have been increased community engagement, application downloads and attained email subscribers.

2. Support organizations that support the communities. The company identifies non-profits that support the community.

●	The Company supports Food Allergy Research & Education (‘FARE’), who works on behalf of Americans with food allergies. The Company recently co-sponsored an event. Content Checked expects to sponsor additional events with FARE in the future, and will get a direct exposure to allergy intolerant audience via newsletters, flyers, email and online representation. The Content Checked logo is engraved on all FARE marketing materials for the sponsored events and conferences. They donate $1 from every application purchase of their paid version.

●	Scheduled 7 appearances on Lifetime television surrounding topics of holiday food consumption, migraine-related foods, and food allergy awareness week.

●	Attending and participating in national conventions. The first of these was the Food Allergy Bloggers Conference (www.fablogcon.com) held in Las Vegas in late September 2014. Events like these create awareness in the active circles surrounding those with food allergies and intolerances, and those groups that provide support and information to them.

3. Bought media. The Company buys ads on specifically targeted media such as; specific groups of people on Facebook and Google, dietary blogs, dietary magazines.

4. Be present at Expos. The Company has gone into a partnership with a company that represents them on 5 different expos in 2015 throughout America. The partnering company informs people of the benefits of the Content Checked Inc., applications and gets them to download their applications.

5. Public relations. With a team of full-time nutritionist on our board, Content Checked, are experts in their domain. The Company creates state of the art informational content that will be distributed by their PR agency as part of a strategy to establish them as a featured expert voice on various editorial sites and magazines.

As discussed above, the donation mechanism will operate on a case-by-case basis to determine the per download donated to relevant organizations that are registered as Non-Profit 501(c)(3). Content Checked has been developing these relationships and continues to undertake such efforts. In order to efficiently market the application to various food producers, Content Checked has established a sales force team and operational office in West Hollywood, California of 5 individuals, and intends to expand its team to 10 individuals within a year. Infomercials and commercials to describe the application and market the product is currently being distributed, and new infomercials are being created with some celebrity endorsements.

In addition, the Company will use existing contacts with international food producers in Europe and follow them to the U.S. Content Checked has also established different market channels such as website and newsletter.

New Products and Development Opportunities

On September 1, 2014 the Company released MigraineChecked. Statistics indicate that over 36 million Americans have the disease. Similar in function to Content Checked, MigraineChecked allows the user to scan and avoid known triggers in food and drinks. The Company is able to utilize its existing comprehensive menu and recipe database to provide recommendations how to prepare food for individuals with Migraine headaches. MigraineChecked allows you to set up profiles and favorites for not just yourself but also your friends and family making sharing of favorites and ideas fun and simple. MigraineChecked allows food manufacturers to showcase their products in an effective and relevant way. They now have a platform to communicate to those having special food preferences, a variety of alternatives that are better suited to them. Both manufacturers and consumers benefit from targeted communication.

Additionally, Content Checked has already established plans for Kosher Checked (Koshercheckedsm), Vegan Checked (Vegancheckedsm), and Sugar Checked (Sugarcheckedsm), each of which will become additional proprietary databases. The addressable U.S. market size for food intolerances is approximately 52 million people where Kosher market size is approximately 11 million people, Vegetarian preferred diet accounts for 15 million, and the by far biggest is the No Sugar market where people in the danger zone on type 2 diabetes account to 98 million. (* Sources include Lubicon, Bloomberg Business, OU, FARE, American Coeliac association, Diabetes.org, CDC).

Preliminary market information is provided as follows:

●	Kosherchecked

●	According to KosherFest, the annual dollar value of kosher market is estimated to be $12.5 million, and the dollar value of kosher goods produced for the U.S. market is $305 million.

●	The Jewish population in the U.S. is estimated to 5.2 million people, and the number of kosher consumers in the U.S. is estimated to be approximately 12 million.

●	Total Number of Jewish and other religions eating kosher products: 3.5 million.

●	Veganchecked

●	Increasing number of U.S. consumers are trying to limit their animal consumption.

●	15 million Americans try to follow a Vegetarian diet

●	Sugarchecked

●	According to FoodInsight, when making decisions about buying packaged food or beverages, at least six in ten Americans report considering sugars in general (60%).

●	98 Million Americans are in the danger zone of developing Type 2 diabetes

.

●	Increasingly high numbers of Americans’ are looking for healthier food alternatives that don’t contain sugar, artificial sweeteners or sugar alcohols.

Content Checked has established a comprehensive timetable for 2015-2016:

Intellectual Property

·	●	Content Checked holds the Trademark and Service Mark for “CONTENT CHECKED”

·	●	USPTO Reg. No. 4,622,497 Int. Cls 9 and 44

Proprietary Database

We have the most extensive database of its kind.

Ingredients with Values

We are assigning ingredients specific dietary values that create a universe of scalable applications. In other words, we are creating a web of links between a certain ingredient and know/scientific effects it has. Currently we have assigned 200,000 ingredients with specific values to the following applications areas you can see below.

Three areas of applications have been executed to date:

1)	People suffering from food allergies and intolerances now have access to the most advanced database ever built in favor for their dietary restrictions. These top 16 allergens listed below have all been cover in all our 200,000 ingredients.

a.	Celery
b.	Eggs
c.	Fish
d.	Gluten
e.	Lactose
f.	Lupine
g.	Milk
h.	Mollusks
i.	Mustard
j.	Nuts
k.	Peanuts
l.	Sesame
m.	Shellfish
n.	Soy
o.	Sulphites
p.	Wheat

2)	Migraine triggers; we have followed two extensive studies conducted by Berkley University in California and The Mayo Clinic to identify what are common migraine triggers in foods and assigned our 200,000 ingredients these values.

3)	Sugar is the cause to the single biggest health problem of American and the biggest health cost for the government. The general public wants to avoid sugars but feel that they don’t know how. Sugar is hidden in food products. We know where sugars hide and have assigned our ingredients values so that each product now has a sugar value for consumers. We have grouped sugars into four groups where consumers can chose to be warned and guided if a product contains this. Group a-c are usually very bad for a person’s health:

a. Added Sugars (High fructose corn syrup, Malt syrup, Cane sugar, Dextrose, Syrups, etc.)

b. Artificial sweaters (Aspartame, Sucralose, Sweet n low, etc.)

c. Sugar Alcohols (Erythritol, Maltitol, Xylitol, etc.)

d. Natural Low-Cal Sweaters (Stevia, Munkfruit, etc.)

Possible application areas include:

●	Pregnancy diet

●	Vegetarian diet

●	Kosher diet

●	Halal diet

●	Paleo diet

●	Dogs diet

Manufacturers with values

To ensure manufacturing practices and first information we are assigning manufacturers certain values in order to ensure consumer safety. We are building our own certification system. If a manufacturer is verified by Content Checked it means that they have passed our quality control and their information if first hand and accurate, information that is crucial for certain consumer and hard to attain without getting the manufacturer on the line to answer them. Our database is updated in real time if a manufacturer reports any changes to their practices. Something printed food packages, labels and/or guides cannot do.

Governmental Regulation and Product Approval

The FDA is focusing its oversight on mobile medical apps that:

●	are intended to be used as an accessory to a regulated medical device – for example, an application that allows a health care professional to make a specific diagnosis by viewing a medical image from a picture archiving and communication system (PACS) on a smartphone or a mobile tablet; or

●	transform a mobile platform into a regulated medical device – for example, an application that turns a smartphone into an electrocardiography (ECG) machine to detect abnormal heart rhythms or determine if a patient is experiencing a heart attack. Content Checked is not a substitute for advice and service provided by medical professionals.

●	The agency intends to exercise enforcement discretion (meaning it will not enforce requirements under the Federal Drug & Cosmetic Act) for the majority of mobile apps as they pose minimal risk to consumers. The FDA intends to focus its regulatory oversight on a subset of mobile medical apps that present a greater risk to patients if they do not work as intended.

●	Content Checked (CC) is not a substitute for advice and service provided by qualified and licensed medical professionals. Any health related information found herein is available as part of a general educational and commercial service.

●	CONTENT CHECKED does not assume any liability for inaccuracies or misstatements about products, whether based on manufacturer information or 3rd party.

Competition

Content Checked is a family of mobile applications for those with dietary restrictions and preferences. Our company owns the largest and most comprehensive proprietary food product database in the United States. A team of dedicated nutritionists work with thousands of products every day reviewing and verifying every detail, ensuring that the database is the most extensive and detailed in the nation. There are several applications on the market that are similar in nature, but none have the qualitative and quantitative standard of ContentChecked. In the next section we will take a look at the numerous advantages ContentChecked has over its competitors.

Competitor Comparison

Allergy Free Entertaining. The app offers 130 recipes, shopping lists and is featured within the AppStore. Our app has more than double the amount of recipes, countless options to save products and we are in both the AppStore as well as GooglePlay.

Allergy Guard. This app features 2,000 ingredients, a food search option and the ability to save products for specific users. The ContentChecked database is the largest in the nation and has ten times more ingredients than Allergy Guard.

ScanAvert. An app with a subscription fee of $1.99 per month, offers 280,000 products, but does not allow saving of information. Our app is offered in both a LITE version as well as a $2.99 one-time fee where $1 is donated to food allergy research. Our product database is the most extensive in the United States with each product able to be saved to a personal favorite list.

Food Allergy Detective. Offered in the AppStore only, offers a journal entry system with manual entry options. ContentChecked offers a scanning app that helps users stay safe and time efficient while grocery shopping. Same audience, different product offerings.

iAvoid Food Allergy. Features eight allergens and the app sources information from online resources. Our app allows the option to select from 16 allergens and is built upon a proprietary database created from data collection directly from manufacturers, grocery stores and online sources. At ContentChecked all data goes through a detailed data cleaning process with our nutritional experts.

GF Overflow. The app provides a manual search option for gluten-free products within their database of 10,000 products. They are only offered in the AppStore. The ContentChecked app gives options for 16 different allergens in a database that is unparalleled in the United States which is accessible in both the AppStore and on GooglePlay.

Allergy Journal. Their app provides a food allergy journal to manually submit what affects the individual. Our system strives to prevent the effect by warning prior to using/consuming a product and giving the consumer an alternative product. Same audience, different product offerings.

With each app, ContentChecked exhibits a user interface that is more visually acclimated to the user as well as one of the most readily navigable. Taking into consideration these factors, ContentChecked has a market superiority that will remain substantial as long as these strengths continue to grow.

Employees

As of the date of the filing of this Annual Report, we have one employee who is full time, and nine contractors who provide full time services to us. We currently plan to hire an additional 3 to 6 full time employees within the next 3-6 months, whose principal responsibilities will be the support of our sales, marketing, and tech development of our mobile applications.

Properties

We are headquartered in West Hollywood, CA, where we maintain a 1,900 sq. ft. office. We lease our facilities under a multi-year lease basis at a fixed rate of $9,000 per month. We believe this facility is adequate for our current needs. We do not own any real property.

ITEM 1A. RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN THE SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS CURRENT REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT. ONLY THOSE INVESTORS WHO CAN BEAR THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT SHOULD CONSIDER AN INVESTMENT IN OUR SECURITIES.

THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS CURRENT REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

If any of the following or other risks materialize, our business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our common stock. In such a case, investors in our common stock could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in our Company is suitable for them in light of the information contained herein and the financial resources available to them. The risks described below do not purport to be all the risks to which we could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to our operations. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair our business, financial condition or results of operations.

Risks Related to Our Business and the Industry in Which We Operate

We have a limited operating history upon which investors can evaluate our future prospects.

Both our Company and Content Checked have limited operating histories upon which an evaluation of their business plan or performance and prospects can be made. Indeed, Content Checkedsm mobile application was launched in June of 2014. Our business and prospects must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that, following the Merger, we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If we are unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

Given the limited operating history, management has little basis on which to forecast future demand for our products from its existing customer base, much less new customers. Our current and future expense levels following the Merger are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market has not been developed. If our forecasts prove incorrect, the business, our operating results and financial condition will be materially and adversely affected. Moreover, we may be unable to adjust its spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect our business, financial condition and operating results.

The industries in which we operate are highly competitive and subject to technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The food allergy industry is characterized by intense competition and rapid technological change, and we will face competition across our product lines and in each market in which our products are sold on the basis of product features, functionality and accuracy, outcomes, price, services and other factors. Competitors may include Food Guard Inc., Food Angle Inc., and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging technologies, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than we do or may be more successful in attracting potential customers, employees and strategic partners.

Our competitive position following the Merger will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, secure regulatory approvals for products under development and protect our intellectual property. In some instances, competitors may also offer, or may attempt to develop, alternative food allergy results in a speedier or more effective fashion. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. Our future success depends, among other things, upon our ability to compete effectively against current technology, as well as to respond effectively to technological advances, and upon our ability to successfully implement our marketing strategies and execute our research and development plan.

Our mobile applications may not be accepted in the market.

We cannot be certain that our current mobile application or any other mobile applications we may develop or market will achieve or maintain market acceptance. Market acceptance of our mobile applications depends on many factors, including our ability to convince key opinion leaders to provide recommendations regarding our mobile applications, convince users that our technology is an attractive alternative to other technologies, supply and service mobile quality, user friendly and user widely adopted mobile applications directly or through marketing alliances, and price mobile applications competitively in light of the current tech, mobile applications and macroeconomic environment, which, particularly in the case of the healthy industry, are becoming increasingly price sensitive.

If we are unable to provide content and services that attract users to our Content Checkedsm application on a consistent basis, our advertising and sponsorship revenue could be reduced.

We believe that the users of Content Checkedsm application have numerous other online and offline sources of allergy information and related services. Our ability to compete for user traffic on our public portals depends upon our ability to make available a variety of health, wellness and medical content, decision-support applications and other services that meet the needs of a variety of types of users, including consumers, physicians and other healthcare professionals, with a variety of reasons for seeking information. Our ability to do so depends, in turn, on:

●	our ability to hire and retain and grow product database;

●	our ability to license quality content from third parties; and

●	our ability to monitor and respond to increases and decreases in user interest in specific topics.

If consumers and healthcare professionals do not perceive our content, applications and tools to be useful, reliable and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement with our allergy information services. We cannot assure you that we will be able to continue to develop or acquire needed content, applications and tools at a reasonable cost. In addition, since consumer users of our public portals may be attracted to us as a result of a specific condition or for a specific purpose, it is difficult for us to predict the rate at which they will return to our public portals. Because we generate revenue by, among other things, selling sponsorships of specific products on Content Checkedsm application, a decline in user traffic levels or a reduction in the number of pages viewed by users could cause our revenue to decrease and could have a material adverse effect on our results of operations.

Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in our payment of significant monetary damages or impact offerings in our product portfolios.

Our long-term success largely depends on our ability to market technologically competitive mobile applications. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our mobile applications. Also, our currently pending or future patent applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.

Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

The industries in which Content Checkedsm operates including, in particular, the food allergy detection industry, are characterized by extensive intellectual property litigation and, from time to time, we might be the subject of claims by third parties of potential infringement or misappropriation. Regardless of outcome, such claims are expensive to defend and divert the time and effort of our management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category and could have a material adverse effect on our business, cash flows, financial condition or results of operations.

We could be subject to extensive governmental regulations relating to the use, labeling and marketing of Content Checked’s products.

Based on current U.S. Food and Drug Administration (the “FDA”) guidelines, we believe that we are currently not subject to any regulation by the FDA. However, our technology products and operations could be subject to regulation by the FDA, the European Union and other governmental authorities in the future. These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution and market surveillance that could eventually apply to the use of our products.

We face significant competition for our allergy information products and services.

The markets for healthcare information products and services are intensely competitive, continually evolving and, in some cases, subject to rapid change.

●	We face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with websites and mobile applications that provide health-related information, including both commercial ones and not-for-profit ones. We compete for advertisers and sponsors with: allergy-related websites and mobile applications; general interest consumer websites that offer specialized health sub-channels or functions; other high-traffic websites that include both healthcare-related and non-healthcare- related content and services, including social media websites; search engines that provide specialized health search; and advertising networks that aggregate traffic from multiple sites. We also face competition from traditional media and offline publications and information services.

●	Our Content Checked private portals compete with: providers of healthcare decision-support tools and online health management applications, including personal health records; wellness and allergy management vendors; and health information services and health management offerings of healthcare benefits companies and their affiliates.

Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations. In addition, we expect that competitors will continue to enter these markets. The competition we face for our services may result in fewer or smaller customer commitments or pressure to reduce prices, which could reduce our profit margins.

There are low barriers to entry, and we expect that competition will possibly intensify in the future. We believe that numerous factors, including price, client base, brand name, and general economic trends (particularly unfavorable economic conditions adversely affecting consumer investment), will affect our ability to compete successfully. Our competitors include companies that could have substantially greater market presence and financial, technical, marketing and other resources than we do. There can be no assurance that we will be have the financial resources, technical expertise or marketing and support capabilities to compete successfully. Increased competition could result in significant price competition, which in turn could result in lower revenues, which could materially adversely affect our potential profitability.

Failure to enhance the analytic capabilities we use to demonstrate the value of our services to advertisers and sponsors could adversely affect our ability to market our services.

We are working to enhance the analytic capabilities we use to demonstrate to advertisers and sponsors how promotional strategies implemented through our impact physician and consumer behaviors and preferences. Our ability to demonstrate the value of advertising and sponsorship on our applications will depend, in part, on the accuracy of our analytics and measurement capabilities, on our ability to develop reporting tools using the capabilities and our ability to further improve such capabilities and tools. If we are unable to enhance our analytic capabilities, it could adversely affect our ability to market our services and we may lose business to competitors even if our advertising and sponsorship services are superior to theirs.

Developing and implementing new and updated features and services for our public and private portals and our mobile applications may be more difficult than expected, may take longer and cost more than expected, and may not result in sufficient increases in revenue to justify the costs.

Attracting and retaining users of our public portals and our mobile application and clients for our private portals requires us to continue to improve the technology underlying those portals and applications and to continue to develop new and updated features and services for those portals and applications. If we are unable to do so on a timely basis or if we are unable to implement new features and services without disruption to our existing ones, we may lose potential users and clients.

We rely on a combination of internal development, strategic relationships, developing our portals, mobile application and related features and services. Our development and/or implementation of new technologies, features and services may cost more than expected, may take longer than originally expected, may require more testing than originally anticipated and may require the acquisition of additional personnel and other resources. There can be no assurance that the revenue opportunities from any new or updated technologies, applications, features or services will justify the amounts spent.

We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The testing, manufacture, marketing and sale of food allergy technology entails the inherent risk of liability claims or product recalls. Product liability insurance is expensive and may not be available on acceptable terms, if at all. A successful product liability claim or product recall could inhibit or prevent the successful commercialization of our products following the Merger, cause a significant financial burden on our Company, or both, which in either case could have a material adverse effect on our business and financial condition.

Our advertising and sponsorship revenue may vary significantly from quarter to quarter and its amount and timing may be subject to factors beyond our control, including regulatory changes.

Our advertising and sponsorship revenue may vary significantly from quarter to quarter due to a number of factors, many of which are not within our control, and some of which may be difficult to forecast accurately, including potential effects on demand for our services as a result of regulatory changes affecting advertising and promotion of particular products and ingredients and general economic conditions. The majority of our advertising and sponsorship programs are for terms of approximately four to twelve months. We have relatively few longer term advertising and sponsorship programs. We cannot assure you that our current advertisers and sponsors will continue to use our services beyond the terms of their existing contracts or that they will enter into any additional contracts.

The time between the date of initial contact with a potential advertiser or sponsor regarding a specific program and the execution of a contract with the advertiser or sponsor for that program, as well as the additional time period before our services are delivered, may be longer than expected, especially for medium-sized and larger contracts, and may be subject to delays over which we have little or no control, including as a result of budgetary constraints of the advertiser or sponsor or their need for internal approvals, including internal approvals relating to compliance with the laws and regulations applicable to the marketing of healthcare products. We have experienced, from time to time, a lengthening of this internal review process by pharmaceutical and biotechnology companies, which has resulted in delays in contracting as well as delays in recognizing expected revenue under executed contracts and which may continue to cause such delays. Other factors that could affect the timing of contracting for specific programs with advertisers and sponsors, or receipt of revenue under such contracts, include:

●	the timing of Food and Drug Administration (FDA) approval for new products or for new approved uses for existing products;

●	the timing of FDA approval of generic products that compete with existing brand name products and any increase in the number or significance of such approvals;

●	the timing of withdrawals of products from the market;

●	consolidation of companies in the pharmaceutical and food produce industries;

●	the timing of rollouts of new or enhanced services on our public portals; and

●	seasonal factors relating to the prevalence of specific health conditions and other seasonal factors that may affect the timing of promotional campaigns for specific products.

Software defects or errors in our products could harm our reputation, result in significant costs to us and impair our ability to sell our products, which would harm our operating results.

Our product may contain undetected defects or errors when first introduced or as new versions are released, which could materially and adversely affect our reputation, result in significant costs to us and impair our ability to sell our product in the future. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operating results.

Any service interruption or failure in the systems that we use to provide online services could harm our business.

Our online services are designed to operate 24 hours a day, seven days a week, without interruption. However, we have experienced and expect that we will in the future experience interruptions and delays in services and availability from time to time. We rely on internal systems as well as third-party vendors, including data center providers, bandwidth providers and mobile carriers, to provide our online services. We may not maintain redundant systems or facilities for some of these services. In the event of a catastrophic event with respect to one or more of these systems or facilities, we may experience an extended period of system unavailability, which could negatively impact our relationship with users. In addition, system failures may result in loss of data, including user registration data, business intelligence data, content, and other data critical to the operation of our online services, which could cause significant harm to our business and our reputation.

To operate without interruption or loss of data, both we and our service providers must guard against:

●	damage from fire, power loss and other natural disasters;

●	communications failures;

●	software and hardware errors, failures and crashes;

●	security breaches, computer viruses, distributed denial-of-service (DDOS) attacks and similar disruptive problems; and

●	other potential service interruptions.

Any disruption in the network access or co-location services provided by third-party providers to us or any failure by these third-party providers or our own systems to handle current or higher volume of use could significantly harm our business. We exercise little control over these third-party vendors, which increases our vulnerability to problems with services they provide. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with users and adversely affect our brand and our business and could expose us to liabilities to third parties. Although we maintain insurance for our business, the coverage under our policies may not be adequate to cover the losses that could result from the above. From time to time, we implement additions to or changes in the hardware and software platforms we use for providing our online services. During and after the implementation of additions or changes, a platform may not perform as expected, which could result in interruptions in operations, an increase in response time or an inability to track performance metrics. In addition, in connection with integrating acquired businesses, we may move their operations to our hardware and software platforms or make other changes, any of which could result in interruptions in those operations. Any significant interruption in our ability to operate any of our online services could have an adverse effect on our relationships with users and clients and, as a result, on our financial results. We rely on a combination of purchasing, licensing, internal development, and acquisitions to develop our hardware and software platforms. Our implementation of additions to or changes in these platforms may cost more than originally expected, may take longer than originally expected, and may require more testing than originally anticipated. In addition, we cannot provide assurance that additions to or changes in these platforms will provide the additional functionality and other benefits that were originally expected.

We may be unable to attract and retain key employees.

Our success depends on our ability to identify, hire, train and retain highly qualified managerial, technical and sales and marketing personnel. In addition, as we introduce new products or services, it will need to hire additional personnel. Currently, competition for personnel with the required knowledge, skill and experiences is intense, and we may not be able to attract, assimilate or retain such personnel. The inability to attract and retain the necessary managerial, technical and sales and marketing personnel could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on certain key personnel, namely Mr. Kris Finstad, who has extensive knowledge with respect to our product and business and thus, the loss of Mr. Finstad may adversely affect our business.

We are heavily dependent upon the expertise of our management key officer and director, specifically Mr. Finstad, who has extensive knowledge about our products and our operations, and the loss of Mr. Finstad could have a material adverse effect on our business and operations. We do not maintain key-person insurance policies on any of our executive officers. Since we are a technology based company, our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees in the healthcare industry. Competition for employees in our industry is intense. We may be unable to retain key employees or attract, assimilate or retain other highly qualified employees in the future. We currently have an employment agreement with our key executive officer as described elsewhere in this Annual Report.

International sales of our products account for a portion of our anticipated revenues, which will expose us to certain operating risks following the Merger. If we are unable to successfully manage our international activities, our net sales, results of operations and financial condition could be adversely impacted.

Our business currently depends in part on its activities in Europe and other foreign markets, making it subject to a number of challenges that specifically relate to international business activities. These include:

●	failure of local laws to provide the same degree of protection against infringement of our intellectual property rights;

●	protectionist laws and business practices that favor local competitors, which could slow our growth in international markets;

●	the expense of establishing facilities and operations in new foreign markets;

●	building an organization capable of supporting geographically dispersed operations;

●	challenges caused by distance, language and cultural differences;

●	challenges caused by differences in legal regulations, markets, and customer preferences, which may limit our ability to adapt our products or succeed in other regions;

●	multiple, conflicting, and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, exchange controls and tariff and other trade barriers;

●	foreign tax consequences;

●	fluctuations in currency exchange rates and foreign currency translation adjustments;

●	foreign exchange controls that might prevent us from repatriating income earned outside the United States;

●	imposition of public sector controls;

●	political, economic and social instability; and

●	restrictions on the export or import of technology.

If, following the Merger, we are unable to meet and overcome these challenges, then our international operations may not be successful, which could adversely affect our net sales, results of operations and financial condition and limit our growth.

We may be unable to manage our growth and entry into new business areas.

If the initial response to our food allergy detection technology exceeds our capacity to provide services timely and efficiently after the Merger, then we may be required to expand its operations accordingly and swiftly. Our management believes that establishing industry leadership will require us to:

●	Test, introduce and develop new products and services including enhancements to our devices;

●	Develop and expand the breadth of products and services offered;

●	Develop and expand our market presence through relationships with third parties; and

●	Generate satisfactory revenues from such expanded products or services to fund the foregoing requirements while obtaining and maintaining satisfactory profit margins.

To be able to expand its operations in a cost-effective or timely manner and increase the overall market acceptance of its products and services in this manner, we will need additional capital and technical and managerial human resources. These additional resources may not be available to us. Our failure to timely and efficiently expand its operations and successfully achieve the four requirements listed above could have a material adverse effect on our business, results of operations and financial condition.

New product introductions may adversely impact our financial results.

We may introduce new products with enhanced features and extended capabilities from time to time. The products will be subject to various regulatory processes, and we will need to obtain and maintain regulatory approvals in order to sell our new products. If a potential purchaser believes that we plan to introduce a new product in the near future or if a potential purchaser is located in a country where a new product that we have introduced has not yet received regulatory approval, planned purchases may be deferred or delayed. As a result, new product introductions may adversely impact our financial results.

The acquisition of other companies, businesses, or technologies could result in operating difficulties, dilution, and other harmful consequences.

We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results, and financial condition. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures associated with integrating employees from the acquired company into our organization and integrating each company’s accounting, management information, human resources and other administrative systems to permit effective management. The anticipated benefits of future acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

Continuing worldwide macroeconomic instability, such as recent recessions in Europe and the debt crisis in certain countries in the European Union, could negatively affect our ability to conduct business in those geographies.

Since 2008, the global economy has been impacted by the sequential effects of an ongoing global financial crisis which has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that further deterioration will not occur. Our customers and suppliers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for them on a timely basis, if at all. Further, the continuing debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of our European customers. Failure to receive payment of all or a significant portion of our receivables could adversely affect our results of operations. In addition, financial difficulties experienced by our suppliers could result in product delays and inventory issues.

Natural or other disasters could disrupt our business and result in loss of revenue or in higher expenses.

Natural disasters, terrorist activities, military conflict and other business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters are located in California, a seismically active region. A natural disaster in any of our major markets in North America or Europe could have a material adverse impact on our operations, operating results and financial condition. Further, any unanticipated business disruption caused by Internet security threats, damage to global communication networks or otherwise could have a material adverse impact on our operating results.

Risks Related to our Financial Condition

We have a history of losses and we may not achieve or sustain profitability in the future.

CCH has incurred losses from May 11, 2011 (inception) to March 31, 2015 and since that date and Content Checked has incurred losses from July 19, 2013 (inception) to March 31, 2015 and since that date. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest to grow our business, acquire customers and develop our platform and new functionality. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses.

Our operating losses and lack of revenues raise substantial doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

CCH’s and Content Checked’s historical operating losses and lack of revenues to support their respective cost structure raise substantial doubt about our ability to continue as a going concern. If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

If we are unable to obtain additional financing on acceptable terms, we may have to curtail our growth or cease our development plans and operations.

The operation of our business and our growth efforts will require significant cash outlays and advance capital tech expenditures and commitments. We will be largely dependent on capital raised through the PPO to implement our business plan and support our operations. We believe that the net proceeds of the PPO will be sufficient to fund us for less than 12 months. At the present time, we have not made any arrangements to raise additional cash, other than through the PPO. We anticipate for the foreseeable future that cash on hand, cash generated from operations, and the amounts available under lines of credit will not be sufficient to meet our cash requirements, and that we will need to raise additional capital through investments to fund our operations and growth. To date we have been able to raise needed capital for its business through equity and debt investment. We cannot assure you that we will be able to raise additional working capital as needed on terms acceptable to us, if at all. If we are unable to raise capital as needed, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you may lose all your investment. Financings, if obtained, may be on terms that are dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price at which you purchase your shares.

Potential investors should be aware that the value of an investment in our Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in our Company will fully reflect its underlying value.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission (the “SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Changes in tax laws or exposure to additional income tax liabilities could have a material adverse impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes and penalties. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. Proposals for fundamental U.S. corporate tax reform, if enacted, could have a material adverse impact on our future results of operations.

Investment Risks

You could lose all of your investment.

An investment in our common stock is speculative and involves a high degree of risk. Potential investors should be aware that the value of an investment in the Company may go down as well as up. In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose your entire investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our shares offered hereby. We are authorized to issue an aggregate of 250,000,000 shares of our common stock and 10,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our shares of common stock. We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

The ability of our Board of Directors to issue additional stock may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Our Board of Directors will be authorized to issue up to 10,000,000 shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our Company. The ability of our Board of Directors to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board of Directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

There currently is no public market for our common stock and there can be no assurance that a public market will ever develop. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently no public market for shares of our common stock and one may never develop. Our common stock is currently quoted on the OTC Markets. Each of the OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our Common Stock is otherwise rejected for listing, and remains listed on the OTC Markets or is suspended from the OTC Markets, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

We do not anticipate paying dividends on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of our common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Being a public company is expensive and administratively burdensome.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on an audit committee which we expect to establish.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our Annual Reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. Based upon the last evaluation conducted as of March 31, 2015, our management at the time concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. While our new management as a result of the Merger believes that our control environment is substantially improved, our independent public accountants, in conducting an audit of our financial statements as of March 31, 2015, identified several control deficiencies that they believed constituted a material weakness, individually and in aggregate. In addition, we continue at the present time not to have an audit committee.

While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent registered public accounting firm is not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply.

***

The risks above do not necessarily comprise of all those associated with an investment in our Company. This Annual Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause our actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered in West Hollywood, CA, where we maintain a 1,900 sq. ft. office. We lease our facilities under a multi-year lease basis at a fixed rate of $9,000 per month. We believe this facility is adequate for our current needs. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTCQB under the symbol “CNCK” since May 29, 2015. Prior to that, our common stock was quoted on the Pinksheets under the symbol “CNCK” and “VSTT” since June 9, 2014. There has been minimal reported trading to date in our common stock. There is a limited public market for our shares. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

The following table sets forth, for the periods indicated, the closing/last prices of our common stock for the periods indicated, as reported by the OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ended March 31, 2014	High	Low
2nd Quarter Ended September 30, 2013 (beginning as of July 19, 2013)	$0.0041	$0.0041
3rd Quarter Ended December 31, 2013	$0.0041	$0.0041
4th Quarter Ended March 31, 2014	$0.0041	$0.0041

Fiscal Year Ended March 31, 2015	High	Low
1st Quarter Ended June 30, 2014	$0.0041	$0.0041
2nd Quarter Ended September 30, 2014	$0.0041	$0.0041
3rd Quarter Ended December 31, 2014	$0.6148	$0.0041
4th Quarter Ended March 31, 2015	$0.6148	$0.6148

Number of Holders

As of the date of this Annual Report, there were approximately 78 holders of record of our common stock and 34,472,602 shares of our common stock issued and outstanding.

As of the date of this Annual Report we had no shares of our common stock subject to outstanding options or warrants to purchase, or securities convertible into, common stock; (ii) no shares of common stock can be sold pursuant to Rule 144 under the Securities Act, and (iii) no shares of our common stock are being, or has been publicly proposed to be, publicly offered by us.

Dividends

We have never declared or paid any cash dividends on its common stock. We currently intends to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed since April 1, 2014, there have been no other sales or issuances of unregistered securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Securities Authorized for Issuance Under Equity Compensation Plans

We had no equity compensation plans as of March 31, 2015.

On April 7, 2015 our Board of Directors adopted, and on April 8, 2015, our stockholders approved, our 2015 Equity Incentive Plan (the “2015 Plan”), which reserves a total of 5,000,000 shares of our common stock for issuance under the 2015 Plan. As described below, incentive awards authorized under the 2015 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the internal Revenue Code of 1986, as amended (the “Code”). If an incentive award granted under the 2015 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2015 Plan.

The number of shares of our common stock subject to the 2015 Plan, any number of shares subject to any numerical limit in the 2015 Plan, to the terms of any incentive award or to any combination of the foregoing, is expected to be adjusted in the event of any change in our outstanding our common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The Compensation Committee of our Board, or our Board in the absence of such a committee, will administer the 2015 Plan. Subject to the terms of the 2015 Plan, the Compensation Committee or our Board has complete authority and discretion to determine the terms upon which awards may be granted under the 2015 Plan.

Grants

The 2015 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

●	Options granted under the 2015 Plan entitle the grantee, upon exercise, to purchase up to a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our Common Stock covered by an option generally cannot be less than the fair market value of our Common Stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our Common Stock on the date of grant.

●	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●	The Compensation Committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●	The 2015 Plan authorizes the granting of stock awards. The Compensation Committee will establish the number of shares of our common stock to be awarded (subject to the aggregate limit established under the 2015 Plan upon the number of shares of our common stock that may be awarded or sold under the 2015 Plan) and the terms applicable to each award, including performance restrictions.

●	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our common stock on the date of exercise of the SAR and the market price of a share of our Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2015 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the 2015 Plan would terminate ten years after it is adopted.

As of the date hereof, no awards or any shares of our common stock have been issued under the 2015 Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Annual Report that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

We were incorporated in the State of Nevada on May 11, 2011 (“Inception”) under the name Vesta International, Corp and established a fiscal year end of March 31. We did not have revenues or material assets as of March 31, 2015 and have incurred losses since Inception. Prior to the Merger, we intended to commence operations in the distribution of ceramic sanitary ware.

As previously reported, on January 26, 2015, we completed a 2.44-for-1 forward split of our Common Stock, with the result that the 12,530,000 shares of our Common Stock outstanding immediately prior to the stock split became 30,573,200 shares of our Common Stock outstanding immediately thereafter. All share and per share numbers in this Annual Report relating to our Common Stock have been adjusted to give effect to this stock split, unless otherwise stated.

Also as previously reported, on December 18, 2014, (i) we changed our name to Content Checked Holdings, Inc., and (ii) we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 250,000,000 shares of common stock, par value $0.001 (the “common stock”), and 10,000,000 shares of “blank check” preferred stock, par value $0.001.

On April 17, 2015, our wholly owned subsidiary, Content Checked Acquisition Corp., a corporation formed in the State of Wyoming (“Acquisition Sub”), merged with and into Content Checked. Content Checked was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding shares of commons stock of Content Checked were converted into shares of our common stock. As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Content Checked and will continue the existing business operations of Content Checked as a publicly traded company under the name Content Checked Holdings, Inc.

RESULTS OF OPERATION

As on March 31, 2015, we have accumulated a deficit of $44,230. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

Revenues

We recognized no revenues in the years ended March 31, 2015 and 2014 and have not commenced operations in these periods.

General and Administrative Expenses

During the year ended March 31, 2015 we incurred general and administrative expenses and professional fees of $27,148 compared to $16,760 incurred during the year ended March 31, 2014. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses incurred in the year ended March 31, 2015 as compared to the year ended March 31, 2014 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the year ended March 31, 2015.

Net Loss

Our net loss for the year ended March 31, 2015 was $27,148 compared to a net loss of $16,760 during the year ended March 31, 2014, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2015 our current assets were $0 compared to $21,093 in current assets at March 31, 2014. As of March 31, 2015 our current liabilities were $8,930 compared to $2,875 as of March 31, 2014.

Stockholders’ deficit was $8,930 as of March 31, 2015 compared to stockholders’ equity of $18,218 as of March 31, 2014. The decrease in the stockholders’ equity reflects the impact of our operating losses which we incurred during the year ended March 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended March 31, 2015, net cash flows used in operating activities was $21,093 compared to $16,760 used in operating activities in the year ended March 31, 2014. The increase in cash used in operations in the year ended March 31, 2015 as compared to the year ended March 31, 2014 reflects the increase in activity between the two periods as we accelerated the implementation of our business plan during the year ended March 31, 2015.

Cash Flows from Investing Activities

We neither used, nor provided, cash flow from investing activities during the years ended March 31, 2015 and 2014.

Cash Flows from Financing Activities

We neither used, nor provided cash flow from financing activities during the year ended March 31, 2015. For the year ended March 31, 2014, net cash provided by financing activities was $27,800, consisting of $25,300 received from proceeds from the sale of shares of our common stock and $2,500 received from proceeds by way of loan from our director.

PLAN OF OPERATION AND FUNDING

Since inception, we satisfied our operating cash requirements from proceeds from the initial sales of our common stock to certain investors in a registered offering, and from loans and investment from our then CEO.

Content Checked sold $310,000 of its common stock to outside investors during the period from July 19, 2013 (Inception) to March 31, 2014. On May 5, 2014, Content Checked sold in a private placement to an accredited investor the $250,000 Secured Bridge Note. The Secured Bridge Note bore interest at 5% per annum and was payable on March 31, 2015 (as amended), subject to conversion as described elsewhere in this Annual Report. Interest on the Secured Bridge Note would have been payable at maturity; however, upon conversion of the Secured Bridge Note as described elsewhere in this Annual Report, accrued interest was forgiven.

Additionally, between August 2014 and March 2015, Content Checked sold in a series of private placement transactions to accredited investors $1,403,450 of its Unsecured Bridge Notes. The Unsecured Bridge Notes bore interest at 5% per annum and were payable between March 31, 2015 and April 30, 2015 (as applicable), subject to earlier conversion as described elsewhere in this Annual Report. Interest on the Unsecured Bridge Notes would have been payable at maturity; however, upon conversion of the Unsecured Bridge Notes as described elsewhere in this Annual Report, accrued interest for the majority of the outstanding Unsecured Bridge Notes was forgiven. Concurrently with the closing of the Merger, we also held a closing of our PPO in which we sold $166,700 of shares of our common stock at a purchase price of $0.50 per share, which resulted in the issuance of 333,400 shares of our restricted common stock.

As of June 30, 2015 the Company had approximately $1,500,000 in cash. We believe that our cash resources as of such date are sufficient to fund our research and development and implement our business plan, as well support our operations and meet our current obligations through the third quarter of 2015. We believe that the Merger will provide us with additional opportunities to raise capital in the future. However, there can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all. In the event that the necessary additional financing is not obtained, we may have to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ reports accompanying our audited March 31, 2015 and 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Content Checked Holdings, Inc.

(formerly Vesta International, Corp.)

We have audited the accompanying balance sheet of Content Checked Holdings, Inc. (formerly Vesta International Corp.) as of March 31, 2014 and the related statement of operations, changes in shareholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Content Checked Holdings, Inc. (formerly Vesta International Corp.) as of March 31, 2014 and the related statement of operations and cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cutler & Co., LLC

Arvada, Colorado

June 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Content Checked Holding, Inc.

We have audited the accompanying consolidated balance sheet of Content Checked Holding, Inc. (formerly Vesta International, Corp.) (the “Company”) as of March 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flow for the year ended March 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015, and the results of its operations and its cash flows for the year ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses and has no established revenue stream. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ RBSM LLP

New York, New York

June 30, 2015

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Consolidated Balance Sheets

Assets	March 31, 2015	March 31, 2014
Current Assets
Cash	$-	$21,093
Total Current Assets	-	21,093
Total Assets	$-	$21,093

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,055	$-
Loan from shareholder	2,875	2,875
Total Current Liabilities	8,930	2,875
Total Liabilities	8,930	2,875

Stockholders’ (Deficit) Equity:
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and 2014	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized 30,573,200 shares issued and outstanding as of March 31, 2015 and 2014	30,573	30,573
Additional paid in capital	4,727	4,727
Accumulated deficit	(44,230)	(17,082)
Total Stockholders (Deficit) Equity	(8,930)	18,218
Total Liabilities and Stockholders’ (Deficit) Equity	$-	$21,093

The accompanying notes are an integral part of these consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Consolidated Statements of Operations

	For the year ended
	March 31, 2015	March 31, 2014
Operating expenses:
Selling, general and administrative	$27,148	$16,760
Total operating expenses	27,148	16,760
Net loss before provision for income taxes	(27,148)	(16,760)
Income tax expenses	-	-

Net loss	$(27,148)	$(16,760)

Net loss per common share — basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	30,573,200	25,400,000

The accompanying notes are an integral part of these consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Consolidated Statement of Stockholders’ (Deficit) Equity

For the years ended March 31, 2015 and 2014

	Common stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balances as of March 31, 2013 -	24,400,000	$24,400	$(14,400)	$(322)	$9,678
Common shares issued for cash at $0.004 per share in February 2014	6,173,200	6,173	19,127	-	25,300
Net loss for the year ended March 31, 2014	-	-	-	(16,760)	(16,760)
Balances as of March 31, 2014 -	30,573,200	$30,573	$4,727	$(17,082)	$18,218
Net loss for the year ended March 31, 2015	-	-	-	(27,148)	(27,148)
Balances as of March 31, 2015 -	30,573,200	$30,573	$4,727	$(44,230)	$(8,930)

The accompanying notes are an integral part of these consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Consolidated Statements of Cash Flows

	For the fiscal year ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net loss	$(27,148)	$(16,760)
Changes in operating assets and liabilities:
Accounts payable	6,055	-
Net cash used in operating activities	(21,093)	(16,760)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from the sale of common stock	-	25,300
Proceeds from loan from shareholder	-	2,500
Net cash proceeds from financing activity	-	27,800
Net increase in cash and cash equivalents	(21,093)	11,040

Cash and cash equivalents, beginning of period	21,093	10,053

Cash and cash equivalents, end of period	$-	$21,093

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Notes to the Consolidated Financial Statements

For the Years Ended March 31, 2015 and 2014

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Organization and Description of Business

Content Checked Holdings, Inc. (formerly Vesta International, Corp.) (the “Company”, “we” or “us”) was incorporated under the laws of the State of Nevada on May 11, 2011 (“Inception”) and has adopted a March 31 fiscal year end. Prior to the Merger (as defined elsewhere), we planned to market and distribute ceramic sanitary ware produced in China in the European and North American markets. Since May 11, 2011 (“Inception”) through March 31, 2015, the Company has not generated any revenue and has accumulated losses of $44,230.

Our principal executive offices are located at 8730 Sunset Blvd., Suite 240, West Hollywood, California 90069. Our website address is www.content checked.com.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statement, the Company has accumulated a deficit of $44,230 as of March 31, 2015 and further losses are anticipated in the development of its business. Further, the Company has not yet established an ongoing source of revenues sufficient to cover its operating cost. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and, or, the sale of shares of common stock. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all. The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive Source evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company has earned revenue types from sale of gold as well as contract processing of third party’s gold ore in our production facilities. Revenue from sale of gold is recognized when title and risk of loss is passed on to the customer generally upon manual delivery of product to the customer subject to assurance of collection. Contract processing income is recognized when services are performed and collection is assured.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is March 31.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2015 the Company had no cash in the bank.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of the Company’s accounts payable and loan from shareholder approximates its fair value due to its short-term maturity.

Impact of New Accounting Standards

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its unaudited condensed consolidated financial statements.

Reclassifications

Certain reclassifications have been made to confirm prior period data to the current presentation. These reclassifications had no effect on reported income.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2015, there were no unrecognized tax benefits.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during years ended March 31, 2015 and 2014.

Stock-Based Compensation

As of March 31, 2015, the Company has not issued any stock-based payments to its employees.

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

For the years ended March 31, 2015 and 2014, there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

NOTE 4 - LOAN FROM SHAREHOLDER

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

As on March 31, 2015, the Company’s principal shareholder and sole director loaned the Company $2,875 to pay for incorporation costs and operating expenses. As of March 31, 2015 and 2014, the amount outstanding was $2,875 and $2,875. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

On April 16, 2013, the Company entered into an agreement (“the Agreement”) with Tangshan Monopy Ceramic Co., LTD. (“the Supplier’). Under the terms of the Agreement, which expired on March 31, 2015, the Company was entitled, but not obligated, to acquire a maximum of $850,000 of ceramic sanitary ware from the Supplier. The Company as required to pay in advance for 100% of the purchase price of any purchases it may make under the Agreement, and the Supplier is obligated to deliver all products purchased by the Company within 35 days of receiving payment, directly to the Company’s customers. At the time of this Report, the Agreement expired, and the Company did not make any purchase under the Agreement.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company’s Board of Directors authorized, and stockholders holding approximately 79.8% of the outstanding shares of our common stock, par value $0.001, approved by written consent, in accordance with Nevada corporate law, the filing of a Certificate of Amendment to our Articles of Incorporation (the “Certificate”) with the Secretary of State of the State of Nevada, which (i) changed our name from Vesta International Corp. to Content Checked Holdings, Inc., and (ii) increased our authorized capital stock as described below. The Certificate was filed and was effective for corporate law purposes on December 18, 2014.

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

Common Stock

The Company’s Board of Directors authorized, and stockholders holding approximately 79.8% of the outstanding shares of our Common Stock approved by written consent, in accordance with Nevada corporate law, the filing of a Certificate of Amendment to our Articles of Incorporation (the “Certificate”) with the Secretary of State of the State of Nevada, which (i) changed our name from Vesta International Corp. to Content Checked Holdings, Inc., and (ii) increased our authorized capital stock as described below. The Certificate was filed and was effective for corporate law purposes on December 18, 2014.

The Certificate changed the aggregate number of shares of capital stock which we shall have the authority to issue to two hundred and sixty million (260,000,000) shares, consisting of two hundred and fifty million (250,000,000) shares of common stock, par value of $0.001 per share (“Common Stock”), and ten million (10,000,000) shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

Our Board of Directors declared a 2.44-for-1 forward stock split on our Common Stock, in the form of a dividend, with a record date of January 20, 2015, a payment date of January 26, 2015, an ex-dividend date of January 27, 2015. The stock split entitled each of our shareholders as of the record date to receive 2.44 additional shares of common stock for each one share owned. Additional shares issued as a result of the stock split were distributed on the payment date.

All references in this Annual Report to the number of shares issued and outstanding in these financial states have been retrospectively restated for the forward split.

On March 19, 2013, the Company issued 24,400,000 shares of its Common Stock at approximately $0.0004 per share for total proceeds of $10,000.

During February 2014, the Company issued 6,173,200 shares of its common stock at approximately $0.004 per share for total proceeds of $25,300.

As of March 31, 2015 and 2014, there were 30,573,200 shares of our common stock issued and outstanding.

Stock Split

Our Board of Directors declared a 2.44 for-1 forward stock split on our Common Stock, in the form of a dividend, with a record date of January 20, 2015, a payment date of January 26, 2015, an ex-dividend date of January 27, 2015. The stock split entitled each of our shareholders as of the record date to receive 2.44 additional shares of common stock for each one share owned. Additional shares issued as a result of the stock split were distributed on the payment date. As of the ex-dividend date, the Common Stock began trading on a post-split adjusted basis.

NOTE 7 - INCOME TAXES

As of March 31, 2015 and 2014, the Company had net operating loss carry forwards of $44,230 and $17,082, respectively, that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 - SUBSEQUENT EVENTS

On April 17, 2015, the Company’s wholly owned subsidiary, Content Checked Acquisition Corp., a corporation formed in the State of Wyoming (“Acquisition Sub”), merged (the “Merger”) with and into Content Checked, Inc., a corporation incorporated in the State of Wyoming (“Content Checked”). Content Checked was the surviving corporation in the Merger and became our wholly owned subsidiary. As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Content Checked and will continue the existing business operations of Content Checked as a publicly traded company under the name Content Checked Holdings, Inc.

In connection with the Merger and pursuant to the Split-Off Agreement (defined below), we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 24,400,000 shares of our Common Stock.

As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Content Checked, and will continue the existing business operations of Content Checked as our wholly owned subsidiary.

Also on April 17, 2015, we closed a private placement offering (the “PPO”) of 4,299,400 shares of our restricted common stock.

On April 15, 2015 the Company received a loan from an unaffiliated shareholder in the amount of $45,000. The unsecured loan is due six months from the date made and accrues interest at the rate of 5% per annum until paid in full.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2015. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Directors and Executive Officers.

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
Kris Finstad	39	Chief Executive Officer, President, Chairman of the Board of Directors and sole Director
David R. Wells	52	Interim Chief Financial Officer, Secretary and Treasurer

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Kris Finstad, Founder, CEO, Chairman of the Board of Directors and sole Director — Mr. Finstad founded Content Checked in 2013. Mr. Finstad has been a professional investor since 2003 principally through FimBul Capital, a UK based offshore fund of which he is the Chairman and senior principal owner. He is Co-founder of CheckContent AS, Norway, Scandinavian branch of a food allergy application company. Kris attended a private boarding school (Lundsbergs in Sweden), and Millfield School in England. Kris also holds a Masters degree in Business Administration. Mr. Finstad has co-founded and funded several start-ups in technology, real estate and bio-tech, and has held several board positions in the past. Since 2009 he has been a board member and partner of a privately owned, Norwegian-based real estate company, owning numerous residential and commercial rental units in Norway.

David R. Wells, Interim Chief Financial Officer, Secretary and Treasurer — Mr. Wells founded DRW Consulting, Inc. (now StoryCorp Consulting dba Wells Compliance Group) in 2007, which provides services to small growing public companies. From December 2009 to March 2013 he was the President and Chief Financial Officer of Sionix Corporation and he served on the board of directors. He has experience working with auditors and regulatory agencies to rapidly address non-conforming situations and assisting companies who desire to increase their internal controls. Mr. Wells earned a BA in Finance and Entrepreneurship from Seattle Pacific University, and holds an MBA from Pepperdine University.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” Our Board of Directors has determined that our sole current director is not an independent director under the applicable standards of the SEC and the Nasdaq stock market. We intend to appoint at least one independent director and one director to be nominated by Buyside Equity Partners LLC (“Buyside”).

Board Leadership Structure and Role in Risk Oversight

Mr. Finstad serves as our Chairman of the Board and Chief Executive Officer. Due to our small size and early stage of operations, we believe it is currently most effective to have the Chairman of the Board and Chief Executive Officer positions combined.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Board Committees

The Board of Directors acts as the Audit Committee and currently the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Compensation Committee Interlocks and Insider Participation

We have no separate Compensation Committee at this time. No executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as director of the Company during 2014.

Section 16(A) Beneficial Ownership Reporting Compliance

Because the Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, the Company is not subject to Section 16(a) of the Exchange Act.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

Director Nomination Agreement

Pursuant to the terms of the Merger Agreement, Buyside has the right to appoint at one director to our Board of Directors. See “Certain Relationships and Related Transactions.”

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended March 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Yan Wang, President and Treasurer(1)	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	As a result of the Merger, Mr. Wang resigned from all of his positions with us and Messrs. Finstad and Wells were appointed as our new executive officers and Mr. Finstad was appointed as our Chairman of the Board of Directors and sole director.

Employment Agreements

Effective as of the closing of the Merger, we have one full time employee. Mr. Finstad is employed by us as our Chief Executive Officer pursuant to an employment agreement terminating June 30, 2015. Pursuant to the agreement, Mr. Finstad shall receive a salary of $30,000 per month and is eligible to earn an annual bonus. After the initial one-year term, the agreement shall be automatically renewed for successive one year periods unless terminated by a party on at least 60 days written notice prior to the end of the then-current term. All or any portion of any such annual bonus may be paid in cash, securities or other property. Mr. Finstad is entitled to receive perquisites and other fringe benefits that may be provided to, and is eligible to participate in any other bonus or incentive program established by us, for our executives. Mr. Finstad and his dependents are also entitled to participate in any of our employee benefit plans subject to the same terms and conditions applicable to other employees. Mr. Finstad will be entitled to be reimbursed for all reasonable travel, entertainment and other expenses incurred or paid by him in connection with, or related to, the performance of his duties, responsibilities or services under his employment agreement, in accordance with policies and procedures, and subject to limitations, adopted by us from time to time. The Company shall further provide Mr. Finstad with a life insurance policy in the amount of $3,000,000. Either we or Mr. Finstad may terminate the employment agreement for any reason, or for no reason at all, at any time within the initial 6 (six) months of the term upon 30 (thirty) days prior written notice to the other. If either Party exercises this early termination option, Mr. Finstad shall be entitled to a final month’s base salary and reimburse Mr. Finstad’s expenses as described in the agreement.

We did not have employment agreement with Mr. Wang.

Change of Control

As of March 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our common stock as of June 26, 2015 by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement. To our knowledge, there is no arrangement, including any pledge by any person of our securities, the operation of which may at a subsequent date result in our change in control.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Content Checked Holdings, Inc., 8730 Sunset Blvd, Suite 240, West Hollywood, CA 90069.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class (1)

Directors
Kris Finstad (2)	20,117,568	58.4%

Executive Officers
Kris Finstad (2)	20,117,568	58.4%
David R. Wells (3)	150,000	*
All directors and executive officers as a group (2 persons)	20,267,568	58.5%

5% Shareholders
Kris Finstad (2)	20,117,568	58.4%

*	Less than 1%

(1)	Applicable percentage ownership is based on 34,472,602 shares of Common Stock outstanding as of June 26, 2015.

(2)	Represents 10,058,784 shares owned each by Mr. Finstad and Fimbul Capital Ltd. Mr. Finstad as the President of Fimbul Capital Ltd. has the sole voting and dispositive power over these shares.

(3)	The shares beneficially owned by Mr. Wells are held in the name of StoryCorp Consulting d/b/a Wells Compliance Group. Mr. Wells as the CEO has the sole voting and dispositive power over these shares. Mr. Wells was appointed CFO on April 17, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as set forth below, since the beginning of our fiscal year ended March 31, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

During the period since May 11, 2011 to March 31, 2015, our former sole officer and director loaned us $2,875. The loan is non-interest bearing, due upon demand and unsecured.

Pursuant to the terms of the Merger Agreement, Buyside has the right to appoint one person, reasonably acceptable to the remaining directors of Content Checked, for election as a member of our Board of Directors.

There are no family relationships between any of our former directors or executive officers and new directors or new executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended March 31, 2015 and 2014, we incurred approximately $1,500 and $7,500, respectively, in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial statements.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

(1)	Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Content Checked Holdings, Inc.:

Report of Independent Registered Public Accounting Firm (Cutler & Co., LLC)

Report of Independent Registered Public Accounting Firm (RBSM LLP)

Balance Sheets as of March 31, 2015 and 2014

Statements of Operations for the years ended March 31, 2015 and 2014

Statements of Cash Flows for the years ended March 31, 2015 and 2014

Statement of Changes in Stockholders’ Equity for the years ended March 31, 2015 and 2014

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

In reviewing the agreements included or incorporated by reference as exhibits to this Current Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Current Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 17, 2015, by and among the Registrant, Acquisition Sub and Content Checked, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 2.1)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 16, 2013, Exhibit 3.1)

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, dated as of December 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.2)

3.3	Articles of Merger of Content Checked, Inc., with and into Acquisition Sub, filed April 17, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.3)

3.4	By-Laws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.4)

10.1	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Buyside Equity Partners, LLC and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.1)

10.2	Split-Off Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.2)

10.3	General Release Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.3)

10.4	Form of Lock-Up and No Short Selling Agreement between the Registrant and the Registrant’s officers, directors and shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.4)

10.5	Form of PPO Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.5)

10.6	Form of Unsecured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.6)

10.7	Form of Secured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.7)

10.8	Form of Registration Rights Agreement between the Registrant, the PPO investors, the holder of the Secured Bridged Convertible Note and the holder of the Unsecured Bridged Convertible Note (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.8)

10.9	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Kris Finstad and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.9)

10.10	Form of Lock-Up and No Short Selling Agreement between the Registrant and certain of the Registrant’s shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.10)

10.11†	The Registrant’s 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.11)

10.12†	Form of Director Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.12)

10.13†	Form of Employee Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.13)

10.14†	Employment Agreement, dated as of July 31, 2014, between Content Checked, Inc. and Kris Finstad (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.14

10.15	Lease, dated as of February 4, 2015, by and between Content Checked, Inc. and Sunset Towers Partnership, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.15)

16.1	Letter from Cutler & Co., LLC to the Securities and Exchange Commission (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 16.1)

21.1*	Subsidiaries of the Company

31.1**	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.INS**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Content Checked Holdings, Inc.

Dated: July 13, 2015	By:	/s/ Kris Finstad
	Name:	Kris Finstad
	Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Wells	Interim Chief Financial Officer (Principal	July 13, 2015
David Wells	Accounting Officer), Treasurer and Secretary

/s/ Kris Finstad	Chairman of the Board of Directors and	July 13, 2015
Kris Finstad	sole Director

