Form 10-Q
period 2015-06-30
Content Checked Holdings, Inc.
filed 2015-08-19
CIK 1574300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-190656

Content Checked Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0371233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8730 Sunset Blvd., Suite 240
West Hollywood, California	90069
(Address of principal executive offices)	(Zip Code)

(424) 205-1777

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 34,622,602 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 18, 2015.

 CONTENT CHECKED HOLDINGS, INC.

2

PART I — FINANCIAL INFORMATION

3

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Condensed Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,002,923	$1,246,197
Accounts receivable	18,760	-
Prepaid expenses	10,000	3,000
Total Current Assets	2,031,683	1,249,197
Capitalized software, net	9,801	10,551
Total Assets	$2,041,484	$1,259,748

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$26,863	$5,000
Accrued liabilities - related party	357,162	267,162
Deferred revenue	4,112	-
Note payable	45,000	-
Secured note	-	250,000
Unsecured notes	-	1,403,450
Due to related party	923,457	597,242
Total Liabilities	1,356,593	2,522,854

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 250,000,000 shares authorized at June 30, 2015 and March 31, 2015; 34,472,602 and 24,000,000 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	34,472	24,000
Additional paid in capital	2,192,677	286,000
Accumulated deficit	(1,542,259)	(1,573,106)
Total stockholders’ equity (deficit)	684,891	(1,263,106)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,041,484	$1,259,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended	For the three months ended
	June 30, 2015	June 30, 2014
Revenue	$443,556	$-

Operating expenses
General and administrative	412,709	326,343
Total operating expenses	412,709	326,343

Income (loss) from operations	30,847	(326,343)

Other income (expenses):
Total other expenses	-	-

Income (loss) from operations before income taxes	30,847	(326,343)

Provision for income taxes	-	-

Net income (loss)	$30,847	$(326,343)

Net income (loss) per share – basic and diluted	$0.00	$(0.01)

Weighted average number of common shares – basic and diluted	32,162,745	24,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended	For the three months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net income (loss)	$30,847	$(326,343)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization	750	750
Debt issuance cost	5,000	-
Changes in operating assets and liabilities:
Accounts receivable	(18,760)	-
Prepaid expense	(7,000)	-
Accounts payable and accrued liabilities	111,862	(74,076)
Deferred revenue	4,112	-
Net cash provided by (used in) operating activities	126,811	(399,669)

Cash Flows from Investing Activities	-	-
Net cash from investing activities	-	-

Cash Flows from Financing Activities
Proceed from sale of common stock, net	163,700	-
Due to related party	326,215	56,254
Proceeds from note payable	40,000	-
Proceeds from convertible notes	100,000	250,000
Net cash provided by financing activities	629,915	306,254

Net increase (decrease) in cash and cash equivalents	756,726	(93,415)

Cash and Cash Equivalents, beginning of period	1,246,197	126,878

Cash and Cash Equivalents, end of period	$2,002,923	$33,463

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for reverse merger capitalization	$30,573	$-
Common Stock surrender and cancellation in connection with reverse merger	$24,400	$-
Common stock issued for secured loan conversion	$250,000	$-
Common stock issued for unsecured loan conversion	$1,503,450	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

Note 1 – Organization and Business Operations

Organization and Description of Business

Content Checked Holdings, Inc. (formerly Vesta International, Corp.) (the “Company”, “we,” “us” or “our”) was incorporated under the laws of the State of Nevada on May 11, 2011 and has adopted a March 31 fiscal year end. Content Checked, Inc. (“Content Checked”) was incorporated under the laws of the State of Wyoming on July 19, 2013 (“Inception”) and its fiscal year end is March 31.

We have developed and introduced to the market a smartphone application designed for use by those who suffer from food allergies and intolerances. The application allows its user to scan a product’s bar code and determine if it is safe for consumption. The Content Checked application also has a comprehensive menu and recipe database, which offer directions and ideas on how to prepare food for individuals with allergies. We have a unique proprietary database of allergens and food ingredients that directly correlates with allergies and intolerances. We have acquired certain data from independent various sources and integrated it into unique database. The current database includes more than 400,000 products in United States and is constantly expanding.

Our principal executive offices are located at 8730 Sunset Blvd., Suite 240, West Hollywood, California 90069. Our website address is www.contentchecked.com.

Note 2 – Merger

On April 17, 2015, our wholly owned subsidiary, Content Checked Acquisition Corp., a corporation formed in the State of Wyoming (“Acquisition Sub”), merged (the “Merger”) with and into Content Checked. Content Checked was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding 1,000,000 shares of common stock of Content Checked were converted into 24,000,000 shares of our common stock. As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Content Checked and we are continuing the existing business operations of Content Checked as a publicly traded company under the name “Content Checked Holdings, Inc.”

In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions, Content Checked was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of 30,573,200 common stock of our capital structure.

In connection with the Merger and pursuant to the Split-Off Agreement that we entered into with our former CEO and sole director (and our pre-Merger majority stockholder) (the “Split-Off Agreement”), we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 24,400,000 shares of our common stock and as a result, existing stockholders retained 6,173,200 common shares.

All reference to common stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Content Checked prior to the Merger in all future filings with the SEC, beginning with this Quarterly Report. Prior to the Merger, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended). As a result of the Merger, we ceased to be a shell company.

Note 3 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had a cumulative net loss from Inception to June 30, 2015 of $1,542,259. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our Company continuing to obtain adequate capital to fund operating losses until we establish an adequate revenue stream and become profitable.

In order to continue as a going concern and to develop a reliable source of revenues, and achieve a profitable level of operations we could need, among other things, additional capital resources. If needed, our management expects to raise additional capital through borrowing and sales of equity and/or debt. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 4 – Summary Of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of June 30, 2015 and March 31, 2015 and for the three months ended June 30, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. Our unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended March 31, 2015 and footnotes thereto included in our Annual Report on Form 8-K/A filed with the SEC on May 22, 2015.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Our unaudited condensed consolidated financial statements include the accounts of our Company and our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Capitalization of Fixed Assets

We capitalize expenditures related to property and equipment, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost. Acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

Impairment of Long-Lived Assets

We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration, if events or circumstances indicate that their carrying amount might not be recoverable.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive source evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We anticipate earning revenue from net fees related to the download of our software application mainly through iTunes and Google (the “Marketing Partners”). Revenue from sale of downloads is recognized upon download from the Marketing Partners sites, and the periodic reports that we are provided, net of reserves based on managements estimates of same. Additionally, we expect to earn revenue from the sale of advertising and product placement related to the use of our application. This revenue will be accounted for as earned when the product is delivered to the end user.

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $3,174 and $23,139 during three months ended June 30, 2015 and 2014, respectively.

Stock-Based Compensation

As of June 30, 2015, we have not issued any stock-based payments to our employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. In April 2015, our Board of Directors adopted and the majority of our stockholders approved, our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan reserves a total of 5,000,000 shares of our common stock for issuance thereunder. The 2015 Plan authorizes grants to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code and stock appreciation rights. As of June 30, 2015 we have not granted any stock options.

Basic and Diluted Income (Loss) Per Share

We compute income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the three months ended June 30, 2015 and 2014, there were no potentially dilutive debt or equity instruments issued or outstanding and therefore no diluted shares available as of June 30, 2015 and 2014. Further, any such shares would have been excluded from the computation because they would have been anti-dilutive as we incurred loss during 2014.

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

The carrying value of our accounts payable and loan from shareholder approximates our fair value due to our short-term maturity.

Impact of New Accounting Standards

We have adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on our unaudited condensed consolidated financial statements.

Reclassifications

Certain reclassifications have been made to confirm prior period data to the current presentation. These reclassifications had no effect on our reported income.

Income Taxes

We account for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2015, there were no unrecognized tax benefits.

Note 5 – Fixed Assets and Intangible Assets

Fixed assets and intangible assets consisted of the following:

	June 30, 2015	March 31, 2015
Capitalized Software	$15,000	$15,000
Less accumulated amortization	(5,199)	(4,449)
Capitalized Software, net	$9,801	$10,551

For the three months ended Jun 30, 2015 and 2014, we incurred amortization expenses of $750 and $750, respectively related to this software asset.

Note 6 – Consulting/Employment Agreement

On July 19, 2013, the Company entered into a consulting agreement with Kris Finstad to serve as the Company’s CEO and related services. Such agreement was a month-to-month agreement that was subject to termination at any time prior by either of the parties. The agreement called for monthly payments of $30,000. On July 19, 2014, the Company entered into an employment agreement with Mr. Finstad which terminates June 30, 2016. The agreement calls for monthly payments of $30,000 and Mr. Finstad is eligible to earn an annual bonus. After the initial term, the agreement shall be automatically renewed for successive one year periods unless terminated by either party on at least 60 days written notice prior to the end of the then-current term. As of June 30, 2015 and March 31, 2015 there was an accrued and unpaid balance due to Mr. Finstad of $357,162 and $267,162, respectively, under the employment agreement. As of the date of this Quarterly Report, the employment agreement remains in place.

Note 7 – Convertible Notes

Between August 2014 and April 2015, Content Checked offered and sold in a series of private placements to accredited investors an aggregate of $1,503,450 principal amount of its unsecured convertible promissory notes (the “Unsecured Bridge Notes”). The Unsecured Bridge Notes bore interest at 5% per annum and were payable between March 31, 2015 and April 30, 2015 (as applicable), subject to conversion as described below. Interest on the Unsecured Bridge Notes would have been payable at maturity; however, upon conversion of the Unsecured Bridge Notes as described below, accrued interest was forgiven.

Additionally, on May 5, 2014, Content Checked offered and sold in a private placement to an accredited investor $250,000 principal amount of its secured convertible promissory note (the “Secured Bridge Note”). The Secured Bridge Note bore interest at 5% per annum and was payable on March 31, 2015, subject to conversion as described below. Interest on the Secured Bridge Notes would have been payable at maturity; however, upon conversion of the Secured Bridge Notes as described below, accrued interest was forgiven. The Secured Bridge Note was secured by a priority security interest on all of the assets of Content Checked. This security interest terminated upon conversion of the Secured Bridge Note.

Upon the closing of the Merger and the PPO, the outstanding principal amount of the Unsecured Bridge Notes and Secured Bridge Note was automatically converted into shares of our common stock at a conversion price of $0.45 and $0.40 per share, respectively.

On April 15, 2015, we received a loan from Buyside Equity Partners, LLC in the amount of $45,000. The unsecured loan is due six months from the date made and accrues interest at the rate of 5% per annum until paid in full.

Note 8 – Due to Related Party

As of June 30, 2015 and March 31, 2015, the Company owed to Mr. Finstad $923,457 and $597,242, respectively, for amounts paid by him on behalf of the Company. The amount does not include interest and has no set repayment terms, however the Company anticipates repaying this amount to Mr. Finstad. These amounts are in addition to those that are due and payable to Mr. Finstad described in Note 5 – Consulting/Employment Agreement.

Note 9 – Stockholders’ Equity

As of June 30, 2015 the aggregate number of shares of capital stock which we have the authority to issue is two hundred and sixty million (260,000,000), consisting of two hundred and fifty million (250,000,000) shares of common stock, par value of $0.001 per share (the “common stock”), and ten million (10,000,000) shares of preferred stock, par value $0.001 per share (“preferred stock”).

As part of the Merger, all of the outstanding 1,000,000 shares of commons stock of Content Checked were converted into 24,000,000 shares of our common stock.

In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions, Content Checked was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of 30,573,200 common stock of our capital structure.

In connection with the Merger and pursuant to the Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholders, in exchange for the surrender by them and cancellation of 24,400,000 shares of our common stock and as a result, existing stockholders retained 6,173,200 common shares.

All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Also on April 17, 2015, in connection with the closing of the Merger, we sold 333,400 shares of our common stock for the net proceeds of $163,700, converted the Secured Bridge Note of $250,000 into 625,000 shares of our common stock and converted the Unsecured Bridge Notes totaling $1,503,450 into 3,341,000 shares of our common stock, resulting in the total issuance of 4,299,400 shares of our common stock.

As of June 30, 2015 and March 31, 2015, there were 34,472,602 and 24,000,000 shares of our common stock issued and outstanding, respectively, and no preferred stock issued and outstanding.

Note 10 – Commitments & Contingencies

Operating lease

On February 4, 2015, the Company entered into office lease agreement with Sunset Towers Partnership, LLC, a California limited liability company with approximately 2,200 RSF for the monthly rent of $9,020, commenced from March 1, 2015 for initial term of 24 months.

Litigation

From time to time we may become a party to litigation in the normal course of business.  Management believes that there are no current legal matters that would have a material effect on our financial position or results of operations.

Note 11 – Subsequent Events

On July 10, 2015, the Company issued 150,000 shares of the common stock for services.

We evaluated subsequent events after the balance sheet date through the date the condensed consolidated financial statements were issued. We did not identify any additional material events or transactions occurring during this subsequent event reporting period that required further recognition or disclosure in these consolidated condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with our financial statements as of June 30, 2015 and 2014, and the related statements of operations and stockholders’ equity (deficit) for the quarters then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

Organization and Business Overview

We were incorporated in the State of Nevada on May 11, 2011 under the name Vesta International, Corp. and our fiscal year end is March 31. Content Checked was incorporated under the laws of the State of Wyoming on July 19, 2013 (“Inception”) and its fiscal year end is March 31. We have incurred losses since Inception. Unless the context indicates otherwise, all references in this Quarterly Report to the “Company,” “we,” “us” and “our” refer to Content Checked Holdings, Inc., and our wholly-owned consolidated subsidiary, Content Checked, Inc.; and references to “Content Checked” refer solely to Content Checked, Inc.

On April 17, 2015, our wholly owned subsidiary, Content Checked Acquisition Corp., a corporation formed in the State of Wyoming (“Acquisition Sub”), merged (the “Merger”) with and into Content Checked. Content Checked was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding Content Checked stock was converted into 24,000,000 shares of our common stock. As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Content Checked to develop, market and sell a smartphone application designed for use by those who suffer from food allergies and intolerances.

The Merger was accounted for as a “reverse merger,” and Content Checked was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that were reflected in our financial statements prior to the Merger are those of Content Checked and will be recorded at the historical cost basis of Content Checked, and our consolidated financial statements after completion of the Merger include the assets and liabilities of Content Checked, historical operations of Content Checked and operations of our Company and our subsidiaries from the closing date of the Merger.

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

Results of Operations

As of June 30, 2015, we have accumulated a deficit of $1,542,259. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity and/or debt securities.

Three Months Ended June 30, 2015 As Compared to Three Months Ended June 30, 2014

Revenues for the three months ended June 30, 2015 was $443,556, net of reserves, as compared to revenues of $0 for the three months ended June 30, 2014.

During the quarter ended June 30, 2015 we incurred general and administrative expenses and professional fees of $412,709, as compared to $326,343 incurred during the quarter ended June 30, 2014. General and administrative and professional fee expenses incurred generally relate to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses of $86,366 for the quarter ended June 30, 2015 as compared to quarter ended June 30, 2014, is primarily attributable to higher professional fees.

Our operating income for the three months ended June 30, 2015 was $30,847, as compared to an operating loss of $326,343 for the three months ended June 30, 2014.

As a result of the foregoing, we incurred a net income of $30,847 for the three months ended June 30, 2015, as compared to a net loss of $326,343 for the three months ended June 30, 2014.

Financial Condition Liquidity and Capital Resources

We had cash and equivalents of $2,002,923 as of June 30, 2015.

Since Inception, we have devoted substantially all of our efforts toward the development of our smartphone application designed for use by those who suffer from food allergies and intolerances, and toward raising capital. Accordingly, we are considered to be in the early commercialization stage. Since our inception, we have financed our operations primarily through the issuance and sale of our equity securities and convertible and promissory notes for cash consideration, as well as from loans and investment from our founder and CEO, Kris Finstad, and a third party stockholder.

Cash and Working Capital

Since Inception, we have incurred recurring net losses and negative cash flows from operations. As of June 30, 2015, we had a working capital of $675,090, an accumulated deficit of $1,542,259 and a stockholders’ equity of $684,891. We have incurred net losses of $1,542,259 since Inception to June 30, 2015.

Liquidity and Capital Resources

Since Inception, we have satisfied our operating cash requirements from proceeds from the private placements of convertible debt and equity securities sold principally to outside investors, and from loans and investment from our founder and CEO, Kris Finstad, and a third party unaffiliated stockholder.

Content Checked sold in a private placement $310,000 of its restricted common stock to outside investors during the period from July 19, 2013 (Inception) to June 30, 2014. On May 5, 2014, Content Checked sold in a private placement to an accredited investor its secured convertible promissory note in the principal amount of $250,000 (the “Secured Bridge Note”). The Secured Bridge Note was converted in connection with the Merger and the underlying security interest terminated upon such conversion. Additionally, between August 2014 and March 2015, Content Checked sold in a series of private placements to accredited investors its unsecured convertible promissory notes in an aggregate principal amount of $1,403,450 (the “Unsecured Bridge Notes”). The Unsecured Bridge Notes were converted in connection with the Merger. Concurrently with the closing of the Merger, we sold shares of our common stock for gross proceeds of $166,700 at a purchase price of $0.50 per share, which resulted in the issuance of 333,400 shares of our restricted common stock.

Our management believes we have sufficient capital to fund our research and development and implement our business plan, as well support our operations and meet our current obligations through March 2016. We plan to raise additional capital to finance our operations beyond such date. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or if at all. In the event that the necessary additional financing is not obtained, we may have to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

Operating Activities

During the three months ended June 30, 2015, operating activities provided $126,811 of cash. Non-cash adjustments included $750 related to amortization, $5,000 related to debt issuance costs, and net changes in operating assets and liabilities of $90,214. During the three months ended June 30, 2014, we used $399,669 of cash in operating activities. Non-cash adjustments included $750 related to amortization, and net changes in operating assets and liabilities of $74,076.

Financing Activities

During the three months ended June 30, 2015, we received $163,700 in cash from the sale of our restricted common stock, $326,215 in proceeds from a related party, $40,000 in proceeds from an unaffiliated stockholder, and $100,000 in proceeds from convertible notes. During the three months ended June 30, 2014, we received $56,254 in proceeds from a related party and $250,000 in proceeds from the sale of Secured Bridge Note.

Basis of Presentation

The unaudited financial statements as of, and for the quarters ended June 30, 2015 and 2014, and related notes, include a summary of our significant accounting policies and should be read in conjunction with the discussion above. In the opinion of our management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Capitalization of Fixed Assets

We capitalize expenditures related to property and equipment, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost. Acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

Development Stage Company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including on Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. We have chosen to early adopt this standard. Consequently, these financial statements do not include certain information previously required.

Impairment of Long-Lived Assets

We review and evaluate long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration, if events or circumstances indicate that their carrying amount might not be recoverable.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had a cumulative net loss from Inception to June 30, 2015 of $1,542,259. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we establish a revenue stream and become profitable. If we are unable to obtain adequate capital, we could be forced to cease development of operations.

In order to continue as a going concern and to develop a reliable source of revenues, and achieve a profitable level of operations we will need, among other things, additional capital resources. Our management’s plans to continue as a going concern include raising additional capital through issuance of equity and/or debt securities. However, we cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Contractual Obligations and Commitments

Set forth in the table below are our enforceable and legally binding obligations and future commitments, as well as obligations related to all of our contracts that are likely to continue, regardless of the fact that they were cancelable as of June 30, 2015. Some of the amounts that are included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Lease	$210,707	$108,511	$102,197	$-	$-
Total	$210,707	$108,511	$102,197	$-	$-

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2015. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 17, 2015, by and among the Registrant, Acquisition Sub and Content Checked, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 2.1)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 16, 2013, Exhibit 3.1)

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, dated as of December 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.2)

3.3	Articles of Merger of Content Checked, Inc., with and into Acquisition Sub, filed April 17, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.3)

3.4	By-Laws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.4)

10.1	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Buyside Equity Partners, LLC and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.1)

10.2	Split-Off Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.2)

10.3	General Release Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.3)

10.4	Form of Lock-Up and No Short Selling Agreement between the Registrant and the Registrant’s officers, directors and shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.4)

10.5	Form of PPO Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.5)

10.6	Form of Unsecured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.6)

10.7	Form of Secured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.7)

10.8	Form of Registration Rights Agreement between the Registrant, the PPO investors, the holder of the Secured Bridged Convertible Note and the holder of the Unsecured Bridged Convertible Note (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.8)

10.9	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Kris Finstad and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.9)

10.10	Form of Lock-Up and No Short Selling Agreement between the Registrant and certain of the Registrant’s shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.10)

10.11†	The Registrant’s 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.11)

10.12†	Form of Director Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.12)

10.13†	Form of Employee Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.13)

10.14†	Employment Agreement, dated as of July 31, 2014, between Content Checked, Inc. and Kris Finstad (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.14

10.15	Lease, dated as of February 4, 2015, by and between Content Checked, Inc. and Sunset Towers Partnership, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.15)

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.INS**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTENT CHECKED HOLDINGS, INC.

Dated: August 19, 2015	By:	/s/ Kris Finstad
	Name:	Kris Finstad
	Title:	Chief Executive Officer and President

Dated: August 19, 2015	By:	/s/ David R. Wells
	Name:	David R. Wells
	Title:	Interim Chief Financial Officer (Principal Accounting Officer)

