Form 10-Q
period 2015-09-30
Content Checked Holdings, Inc.
filed 2015-11-17
CIK 1574300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-190656

Content Checked Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0371233
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8730 Sunset Blvd., Suite 240
West Hollywood, California	90069
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 36,638,158 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 16, 2015.

CONTENT CHECKED HOLDINGS, INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Condensed Consolidated Balance Sheets

	September 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,509,532	$1,246,197
Accounts receivable	239,203	-
Prepaid expenses	-	3,000
Total Current Assets	5,748,735	1,249,197
Capitalized software, net	9,051	10,551
Deferred financing cost	123,280	-
Total Assets	$5,881,066	$1,259,748

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$92,826	$5,000
Accrued liabilities - related party	30,000	267,162
Deferred revenue	10,939	-
Note payable	45,000	-
Convertible note, net of discount	211,258	-
Secured note	-	250,000
Unsecured notes	-	1,403,450
Due to related party	-	597,242
Total Liabilities	390,023	2,522,854

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized 35,785,656 and 24,000,000 shares issued and outstanding, respectively	35,785	24,000
Additional paid in capital	7,912,899	286,000
Stock to be issued	523,900	-
Accumulated deficit	(2,981,541)	(1,573,106)
Total stockholders’ equity (deficit)	5,491,043	(1,263,106)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,881,066	$1,259,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$214,294	$-	$657,850	$-

Operating expenses
General and administrative	1,411,457	285,192	1,824,166	611,535
Total operating expenses	1,411,457	285,192	1,824,166	611,535

Loss from operations	(1,197,163)	(285,192)	(1,166,316)	(611,535)

Other income (expenses):
Interest expense	242,119	-	242,119	-
Total other expenses	242,119	-	242,119	-

Loss from operations before income taxes	(1,439,282)	(285,192)	(1,408,435)	(611,535)

Provision for income taxes	-	-	-	-

Net Loss	(1,439,282)	(285,192)	(1,408,435)	(611,535)

Net loss per share – basic and diluted	(0.04)	(0.01)	(0.04)	(0.03)

Weighted average common shares – basic and diluted	34,985,555	24,000,000	33,757,615	24,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended	For the six months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net loss	$(1,408,435)	$(611,535)
Adjustment to reconcile net loss to net cash used in operating activity
Amortization	1,500	1,500
Amortization of debt discount	211,258	-
Amortization of deferred financing cost	5,201	-
Debt issuance cost	5,000	27,500
Stock based compensation	628,900
Changes in operating assets and liabilities:
Accounts receivable	(239,203)	-
Prepaid expense	3,000	-
Accounts payable and accrued liabilities	91,051	(19,789)
Deferred revenue	10,939	-
Net cash used in operating activities	(690,789)	(602,323)

Cash Flows from Investing Activities	-	-
Net cash from investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock, net	163,700	-
Proceeds from related party	342,130	170,083
Proceeds from note payable, net	40,000	-
Proceeds from unsecured debt	100,000	-
Proceeds from convertible notes, net	4,308,294	392,500
Net cash provided by financing activities	4,954,124	562,583

Net increase (decrease) in cash and cash equivalents	4,263,335	(39,740)

Cash and Cash Equivalents, beginning of period	1,246,197	126,878

Cash and Cash Equivalents, end of period	$5,509,532	$87,138

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of non-cash Investing and Financing Activities:
Common stock issued for reverse merger capitalization	$30,573	$-
Common Stock surrender and cancellation in connection with reverse merger	$24,400	$-
Common stock issued for secured loan conversion	$250,000	$-
Common stock issued for unsecured loan conversion	$1,503,450	$-
Beneficial Conversion feature & original discount recorded on convertible notes	$5,040,000	$-
Common stock issued for related party due	$1,116,535	$-
Proceed from convertible notes directly paid to accounts payable	$63,225	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended September 30, 2015 and 2014

(Unaudited)

Note 1 – Organization and Business Operations

Organization and Description of Business

Content Checked Holdings, Inc. (formerly Vesta International, Corp.) (together with our wholly owned subsidiary, Content Checked Inc., the “Company”, “we,” “us” or “our”) was incorporated under the laws of the State of Nevada on May 11, 2011 and has adopted a March 31 fiscal year end. Content Checked Inc. (“Content Checked”) was incorporated under the laws of the State of Wyoming on July 19, 2013 (“Inception”) and its fiscal year end is March 31.

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

Note 3 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had a cumulative net loss from Inception to September 30, 2015 of $2,981,541. Our ongoing revenues to date have not yet been sufficient to fully cover our operating costs and to allow us to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent on our Company continuing to obtain adequate capital to fund operating losses until we establish an adequate revenue stream and become profitable.

In order to continue as a going concern and to develop a reliable source of revenues, and achieve a profitable level of operations we could need, among other things, additional capital resources. If needed, our management expects to raise additional capital through borrowing and sales of equity and/or debt. However, our management cannot provide any assurances that we will be successful in accomplishing any of our plans.

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

Note 4 – Summary Of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of September 30, 2015 and March 31, 2015 and for the three and six months ended September 30, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. Our unaudited condensed consolidated financial statements should be read in conjunction with Content Checked’s audited consolidated financial statements as of and for the year ended March 31, 2015 and footnotes thereto included in our Current Report on Form 8-K/A filed with the SEC on May 22, 2015.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive source evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We anticipate earning revenue from net fees related to the download of our software application mainly through iTunes and Google (the “Marketing Partners”). Revenue from sale of downloads is recognized upon download from the Marketing Partners sites, and the periodic reports that we are provided, net of reserves based on management’s estimates of same. Additionally, we expect to earn revenue from the sale of advertising and product placement related to the use of our application. This revenue will be accounted for as earned when the product is delivered to the end user.

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $136,945 and $3,174 during three months ended September 30, 2015 and 2014, respectively, and $140,119 and $36,404 during six months ended September 30, 2015 and 2014, respectively.

Stock-Based Compensation

As of September 30, 2015, we have not issued any stock-based payments to our employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. In April 2015, our Board of Directors adopted and the majority of our stockholders approved, our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan reserves a total of 5,000,000 shares of our common stock for issuance thereunder. The 2015 Plan authorizes grants to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code and stock appreciation rights. As of September 30, 2015 we have not granted any stock options.

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

For each of the three and six month periods ended September 30, 2015 and 2014, there were 12,600,000 potentially dilutive debt or equity instruments issued or outstanding as of September 30, 2015 and 2014. Further, any such shares would have been excluded from the computation because they would have been anti-dilutive as we incurred loss during 2014 and 2015.

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

ASU 2015-15

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have adopted early this from the quarter ended September 30, 2015 and we do not have a material effect on our financial position, results of operations or cash flows.

ASU 2015-14

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2015, there were no unrecognized tax benefits.

Note 5 – Fixed Assets and Intangible Assets

Fixed assets and intangible assets consisted of the following:

	September 30, 2015	March 31, 2015
Capitalized Software	$15,000	$15,000
Less accumulated amortization	(5,949)	(4,449)
Capitalized Software, net	$9,051	$10,551

For the three months ended September 30, 2015 and 2014, we incurred amortization expenses of $750 and $750, respectively, and for the six months ended September 30, 2015 and 2014, we incurred amortization expenses of $1,500 and $1,500, respectively, related to this software asset.

Note 6 – Consulting/Employment Agreement

On July 19, 2013, Content Checked entered into a consulting agreement with Kris Finstad to serve as its CEO and related services. Such agreement was a month-to-month agreement that was subject to termination at any time prior by either of the parties. The agreement called for monthly payments of $30,000. On July 19, 2014, Content Checked entered into an employment agreement with Mr. Finstad which terminates June 30, 2016. The agreement calls for monthly payments of $30,000 and Mr. Finstad is eligible to earn an annual bonus. After the initial term, the agreement shall be automatically renewed for successive one year periods unless terminated by either party on at least 60 days written notice prior to the end of the then-current term. As of September 30, 2015 and March 31, 2015 there was an accrued and unpaid balance due to Mr. Finstad of $30,000 and $267,162, respectively, under the employment agreement. As of the date of this Quarterly Report, the employment agreement remains in place.

Note 7 – Convertible Notes

Unsecured and Secured Convertible Notes Converted in Connection with the Merger

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

Upon the closing of the Merger and the PPO, the outstanding principal amounts of the Unsecured Bridge Notes and Secured Bridge Note were automatically converted into shares of our common stock at a conversion price of $0.45 and $0.40 per share, respectively.

Hillair Financing

Please see discussion below under Note 8 – Hillair Financing.

Other Outstanding Notes

On April 15, 2015, we received a loan from Buyside Equity Partners, LLC in the amount of $45,000. The unsecured loan is due six months from the date made and accrues interest at the rate of 5% per annum until paid in full.

Note 8 – Hillair Financing

On September 3, 2015, we completed a private offering (the “Secured Debenture Offering”) with Hillair Capital Investments L.P. (the “Investor”) of our securities for total gross proceeds of $4,500,000. The securities were sold pursuant to the Securities Purchase Agreement, dated September 3, 2015 (the “SPA”), entered into by and between us and the Investor, and consisted of (i) 8% senior secured convertible debenture due July 1, 2017 in the principal amount of $5,040,000 (the “Debenture”) (ii) warrants to purchase approximately 6,300,000 shares of our common stock, which are exercisable at $0.96 per share (the “A Warrants”), and (iii) warrants to purchase approximately 6,300,000 shares of our common stock (the “B Warrants”), which are exercisable at $0.80 per share (the “B Warrants Exercise Price”). As long as all Debenture payments are made on time, the B Warrants will be surrendered by the Investor. The net proceeds of the Secured Debenture Offering will be used for general working capital. The SPA contains certain customary representations, warranties and covenants.

We allocated the proceeds from the sale of the Debenture and related warrants based on the relative fair values at the time of issuance with the proceeds allocated to the warrants accounted for as additional paid-in-capital. The detachable A Warrants and B Warrants were valued at $5,040,000 using black-Scholes model, as the fair value of convertible debt on commitment date was $5,040,000. As the result, the $2,250,000 was allocated to the A Warrants and $2,250,000 to the Debenture. The effective conversion price is calculated at 0.3571 ($2,250,000 divided by 6,300,000), which is lower than the stock price $0.80 on September 3, 2015, and therefore, we determined that the instrument’s effective conversion price was in-the-money at the instrument’s commitment date (a “beneficial conversion feature”). The intrinsic value of the conversion option (beneficial conversion feature) is $2,790,000, and we recorded $2,250,000 beneficial conversion feature to additional paid in capital, as it cannot exceed the total amount proceeds allocated to note payable. Total debt discount includes $540,000 original issue discount, $2,250,000 beneficial conversion feature, and $2,250,000 related to the A Warrants, amortized over the life of the Debenture. $128,481 direct expense associated with the Debenture was recorded as deferred financing cost, amortized over the life of the Debenture. During the three and six months ended September 30, 2015, $5,201 and $5,201, respectively, were expensed in the statement of operation as amortization of debt discount.

The Debenture was issued with principal amount equal to 112% of the gross proceeds and are convertible into shares of our common stock at any time prior to maturity at $0.80 per share (the “Conversion Price”), subject to certain conversion limitations set forth in the Debenture. We are obligated to pay interest to the holder on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 8% per annum, payable quarterly, beginning on July 1, 2016. Interest is payable in cash. On each of October 1, 2016, January 1, 2017, April 1, 2017, and July 1, 2017, we are obligated to redeem the principal amount of the Debenture equal to $1,260,000, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder in respect of the Debenture. The Debenture contains customary affirmative and negative covenants.

If any Event of Default (as defined in the Debenture) occurs, the outstanding principal amount of the Debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the holder’s election, immediately due and payable in cash. Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of the Debenture, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

As collateral security for all of our obligations under the SPA and related documents executed in connection with the Secured Debenture Offering, we and Content Checked granted the Investor a security interest in all of our and Content Checked’s assets pursuant to the terms of the Security Agreement, dated as of September 3, 2015. To further secure our obligations, Content Checked also executed a Subsidiary Guarantee, dated as of September 3, 2015, pursuant to which it agreed to guaranty our obligations owed to the Investor.

Note 9 – Due to Related Party

As of September 30, 2015 and March 31, 2015, we owed to Mr. Finstad $0 and $597,242, respectively, for amounts paid by him on our behalf. The amount does not include interest and has no set repayment terms, however we anticipate repaying this amount to Mr. Finstad. These amounts are in addition to those that are due and payable to Mr. Finstad described in Note 6 – Consulting/Employment Agreement. On September 2, 2015, we issued 1,163,056 shares of our common stock at $0.96 for conversion of balance due to Mr. Finstad including his unpaid payroll balance described in Note 6 – Consulting/Employment Agreement and Note 10 – Related Party Transactions.

Note 10 – Related Party Transactions

During the period since May 11, 2011 to March 31, 2015, our former sole officer and director loaned us $2,875. The loan is non-interest bearing, due upon demand and unsecured.

As of August 31, 2015, Mr. Finstad advanced to us the sum of $1,116,534 (the “Advance”) , of which $923,457 (amount advanced as of June 30, 2015) was evidenced by an unsecured promissory note dated as of the same date issued by us to Mr. Finstad (the “Note”). The Note did not bear interest and had no set repayment terms, however if the principal and interest was not repaid by September 30, 2015, the interest was to be charged at the rate of 5% per annum beginning October 1, 2015. We anticipated repaying this amount to Mr. Finstad or converting it into shares of our common stock.

Simultaneously with the closing of the Secured Debenture Offering and effective as of September 3, 2015, we agreed with Mr. Finstad that he will convert the entire Advance into shares of our common stock at a conversion price of $0.96 per share, as full payment of the Advance. As a result of such conversion, we issued 1,163,056 shares of our common stock to Mr. Finstad on September 3, 2015. As part of such agreement, we also agreed to pay Mr. Finstad $242,000 in cash, which represents accrued and unpaid salary due to Mr. Finstad pursuant to his Employment Agreement from January 1, 2015 to September 2, 2015, from either proceeds of the Secured Debenture Offering and/or from available cash. As of September 30, 210,000 was paid in cash to My. Finstad.

On July 19, 2013, Content Checked entered into a consulting agreement with Mr. Finstad to serve as its CEO, and to provide related services. Such agreement was a month-to-month agreement that was subject to termination at any time prior by either of the parties. The agreement called for monthly payments of $30,000. On July 19, 2014, we entered into an employment agreement with Mr. Finstad which terminates June 30, 2016. The agreement calls for monthly payments of $30,000. For the fiscal year ended March 31, 2015 Content Checked incurred costs of $360,000 related to this agreement, and had an accrued and unpaid balance due to Mr. Finstad of $267,162 related to the agreement. As of September 30, 2015 and March 31, 2015 there was an accrued and unpaid balance due to Mr. Finstad of $30,000 and $267,162, respectively, under the employment agreement. As of the date of this Quarterly Report, the employment agreement remains in place.

Note 11 – Stockholders’ Equity

As of September 30, 2015, the aggregate number of shares of our capital stock which we have the authority to issue is 260,000,000, consisting of 250,000,000 shares of our common stock, $0.001 par value per share (the “common stock”), and 10,000,000 shares of our preferred stock, par value $0.001 per share (the “preferred stock”).

As part of the Merger, all of the outstanding 1,000,000 shares of common stock of Content Checked were converted into 24,000,000 shares of our common stock.

In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions, Content Checked was the acquiring entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of 30,573,200 common stock of our capital structure.

In connection with the Merger and pursuant to the Split-Off Agreement, we transferred our pre-Merger assets and liabilities to our pre-Merger majority stockholder, in exchange for the surrender by him and cancellation of 24,400,000 shares of our common stock and as a result, other existing stockholders retained 6,173,200 shares of our common stock.

All reference to shares of our common stock and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

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

On July 10, 2015, the Company issued 150,000 shares of the common stock for services amounts to $105,000.

On September 2, 2015, we issued 1,163,056 shares of our common stock at a price of $0.96 per share for conversion of the balance due to Mr. Finstad as of such date.

On September 30, 2015, the Company approved to be issued 845,000 shares of the common stock for services amounts to $523,000, the same were issued On October 5, 2015 described in Note 13 – Subsequent Events.

As of September 30, 2015 and March 31, 2015, there were 35,785,658 and 24,000,000 shares of our common stock issued and outstanding, respectively, and no preferred stock issued and outstanding.

Note 12 – Commitments & Contingencies

Operating lease

On February 4, 2015, we entered into office lease agreement with Sunset Towers Partnership, LLC, a California limited liability company, with approximately 2,200 sqft. for the monthly rent of $9,020, which commenced on March 1, 2015 for an initial term of 24 months.

Litigation

From time to time we may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on our financial position or results of operations.

Note 13 – Subsequent Events

On October 5, 2015, we issued 845,000 shares of our common stock to various consultants and advisors for services provided to us to date and other ongoing services.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with our financial statements as of September 30, 2015 and 2014, and the related statements of operations and stockholders’ equity (deficit) for the three and six months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

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

On April 17, 2015, our wholly owned subsidiary, Content Checked Acquisition Corp., a corporation formed in the State of Wyoming (“Acquisition Sub”), merged (the “Merger”) with and into Content Checked. Content Checked was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding Content Checked shares were converted into 24,000,000 shares of our common stock. As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Content Checked to develop, market and sell a smartphone application designed for use by those who suffer from food allergies and intolerances.

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

Content Checked has created a revolutionary marketplace for people with dietary restrictions and the organizations who cater to them by creating and introducing the ContentCheckedsm, MigraineCheckedsm and SugarCheckedsm smartphone applications to the market. ContentCheckedsm and MigraineCheckedsm applications are the first applications with comprehensive and accurate content information, and in-depth allergen and migraine definitions for most U.S. food products. SugarCheckedsm gives consumers the ability to scan the barcodes of grocery store products and determine what kind of sugars are contained within. This enables the applications to meet the needs of millions of people in the United States. As a result, Content Checked has created a pivotal way for food producers to, at the point of purchase, be able to showcase their products to consumers who are actively seeking them.

Designed for use by those who suffer from food allergies, dietary intolerances, migraines and chronic headaches, ContentCheckedsm and MigraineCheckedsm applications have reached wide adoption levels. In the U.S. alone there are 15 million people who suffer from food allergies and 38 million from migraine and chronic headaches. The food allergy market currently has an estimated value of $6 billion USD. Both applications give the ability to scan a product’s bar code and determine if it is safe for consumption, and if not the apps will recommend a suitable alternative per the user’s specific dietary profile.

SugarCheckedsm identifies four main types of sugars that consumers can avoid, including added sugars, artificial sweeteners, natural low-calorie sweeteners and sugar alcohols. This application is an easy shopping tool for consumers to decipher often-misleading food labels, and receive recommendations for healthier alternative products as they shop in real time.

Content Checked has created a robust database of allergens, migraine triggers, and food ingredients that directly correlate with food allergies, intolerances, migraines and chronic headaches. There are currently hundreds of thousands of products in its database that is updated regularly. Content Checked’s applications are highly scalable and can expand into new geographic areas and product categories with limited modifications and investment.

Results of Operations

As of September 30, 2015, we have accumulated a deficit of $2,981,541. We anticipate that we will continue to incur material losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We may require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity and/or debt securities.

Three Months Ended September 30, 2015 As Compared to Three Months Ended September 30, 2014

Revenues for the three months ended September 30, 2015 were $214,294, net of reserves, as compared to revenues of $0 for the three months ended September 30, 2014.

During the quarter ended September 30, 2015 we incurred general and administrative expenses and professional fees of $1,410,421, as compared to $285,192 incurred during the quarter ended September 30, 2014. General and administrative and professional fees incurred generally relate to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses of $1,126,265 for the three months ended September 30, 2015, as compared to three months ended September 30, 2014, is primarily attributable to higher professional fees incurred by us in connection with our Company now being a public company and the Hillair financing.

Our operating loss for the three months ended September 30, 2015 was $1,197,163, as compared to an operating loss of $285,192 for the three months ended September 30, 2014.

As a result of the foregoing, we achieved a net loss of $1,439,282 for the three months ended September 30, 2015, as compared to a net loss of $285,192 for the three months ended September 30, 2014. We incurred $242,119 for the three months ended September 30, 2015, as compared to $0 for three months ended September 30, 2014.

Six Months Ended September 30, 2015 As Compared to Six Months Ended September 30, 2014

Revenues for the six months ended September 30, 2015 were $657,850, net of reserves, as compared to revenues of $0 for the six months ended September 30, 2014.

During the quarter ended September 30, 2015 we incurred general and administrative expenses and professional fees of $1,824,166, as compared to $611,535 incurred during the quarter ended September 30, 2014. General and administrative and professional fees incurred generally relate to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses of $1,212,631 for the six months ended September 30, 2015, as compared to six months ended September 30, 2014, is primarily attributable to higher professional fees.

Our operating loss for the six months ended September 30, 2015 was $1,166,316, as compared to an operating loss of $611,535 for the six months ended September 30, 2014.

As a result of the foregoing, we achieved a net loss of $1,408,435 for the six months ended September 30, 2015, as compared to a net loss of $611,535 for the six months ended September 30, 2014. We incurred $242,119 for the six months ended September 30, 2015, as compared to $0 for six months ended September 30, 2014.

Financial Condition Liquidity and Capital Resources

We had cash and equivalents of $5,509,532 as of September 30, 2015.

Since Inception, we have devoted substantially all of our efforts toward the development of our smartphone applications designed for people with dietary restrictions and the organizations who cater to them, and toward raising capital. Accordingly, we are considered to be in the early commercialization stage. Since our inception, we have financed our operations primarily through the issuance and sale of our equity and debt securities for cash consideration, as well as from loans and investment from our founder and CEO, Mr. Finstad, and a third party stockholder.

Cash and Working Capital

Since Inception, we have incurred recurring net losses and negative cash flows from operations. As of September 30, 2015, we had a working capital of $5,373,7183, an accumulated deficit of $2,981,541 and a stockholders’ equity of $5,491,043.

Liquidity and Capital Resources

Since Inception, we have satisfied our operating cash requirements from proceeds from the private placements of debt and equity securities sold principally to outside investors, and from loans and investment from our founder and CEO, Mr. Finstad, and a third party stockholder.

Content Checked sold in a private placement $310,000 of its restricted common stock to outside investors during the period from July 19, 2013 (Inception) to June 30, 2014. On May 5, 2014, Content Checked sold in a private placement to an accredited investor its secured convertible promissory note in the principal amount of $250,000 (the “Secured Bridge Note”). The Secured Bridge Note was converted in connection with the Merger and the underlying security interest terminated upon such conversion. Additionally, between August 2014 and March 2015, Content Checked sold in a series of private placements to accredited investors its unsecured convertible promissory notes in an aggregate principal amount of $1,403,450 (the “Unsecured Bridge Notes”). The Unsecured Bridge Notes were converted in connection with the Merger. Concurrently with the closing of the Merger, we sold shares of our common stock for gross proceeds of $166,700 (incurred $3,000 as cost of equity) at a purchase price of $0.50 per share, which resulted in the issuance of 333,400 shares of our restricted common stock.

As of August 31, 2015, Mr. Finstad advanced to us the sum of $1,116,534 (the “Advance”) , of which $923,457 (amount advanced as of June 30, 2015) was evidenced by an unsecured promissory note dated as of the same date issued by us to Mr. Finstad (the “Note”). The Note did not bear interest and had no set repayment terms, however if the principal and interest was not repaid by September 30, 2015, the interest was to be charged at the rate of 5% per annum beginning October 1, 2015. Simultaneously with the closing of the Secured Debenture Offering (as defined below) and effective as of September 3, 2015, we agreed with Mr. Finstad that he will convert the entire Advance into shares of our common stock at a conversion price of $0.96 per share, as full payment of the Advance. As a result of such conversion, we issued 1,163,056 shares of our common stock to Mr. Finstad on September 3, 2015. As part of such agreement, we also agreed to pay Mr. Finstad $242,000 in cash, which represents accrued and unpaid salary due to Mr. Finstad pursuant to his Employment Agreement from January 1, 2015 to September 2, 2015, from either proceeds of the Secured Debenture Offering and/or from available cash. As of September 30, 210,000 was paid in cash to My. Finstad.

On September 3, 2015, we completed a private offering (the “Secured Debenture Offering”) with Hillair Capital Investments L.P. (the “Investor”) of our securities for total gross proceeds of $4,500,000 (net of $540,000 as original discount on principal amount of $5,040,000). The securities were sold pursuant to the Securities Purchase Agreement, dated September 3, 2015 (the “SPA”), entered into by and between us and the Investor, and consisted of (i) 8% senior secured convertible debenture due July 1, 2017 in the principal amount of $5,040,000 (the “Debenture”) (ii) warrants to purchase approximately 6,300,000 shares of our common stock, which are exercisable at $0.96 per share (the “A Warrants”), and (iii) warrants to purchase approximately 6,300,000 shares of our common stock (the “B Warrants”), which are exercisable at $0.80 per share (the “B Warrants Exercise Price”). As long as all Debenture payments are made on time, the B Warrants will be surrendered by the Investor. The net proceeds of the Secured Debenture Offering will be used for general working capital.

The Debenture was issued with principal amount equal to 112% of the gross proceeds and are convertible into shares of our common stock at any time prior to maturity at $0.80 per share (the “Conversion Price”), subject to certain conversion limitations set forth in the Debenture. We are obligated to pay interest to the holder on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 8% per annum, payable quarterly, beginning on July 1, 2016. Interest is payable in cash. On each of October 1, 2016, January 1, 2017, April 1, 2017, and July 1, 2017, we are obligated to redeem the principal amount of the Debenture equal to $1,260,000, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder in respect of the Debenture.

As collateral security for all of our obligations under the SPA and related documents executed in connection with the Secured Debenture Offering, we and Content Checked granted the Investor a security interest in all of our and Content Checked’s assets pursuant to the terms of the Security Agreement, dated as of September 3, 2015. To further secure our obligations, Content Checked also executed a Subsidiary Guarantee, dated as of September 3, 2015, pursuant to which it agreed to guaranty our obligations owed to the Investor.

Our management believes we have sufficient capital to fund our research and development and implement our business plan, as well support our operations and meet our current obligations through December 2017. We plan to raise additional capital to finance our operations beyond such date. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or if at all. In the event that the necessary additional financing is not obtained, we may have to reduce our discretionary overhead costs substantially, including research and development, general and administrative and sales and marketing expenses or otherwise curtail operations.

Cash and Cash Equivalents

Operating Activities

During the six months ended September 30, 2015, operating activities used in $690,789 of cash. Non-cash adjustments included $1,500 related to amortization, $5,000 related to debt issuance costs, $211,258 related to amortization of debt discount, $5,201 related to amortization of deferred financing cost, $628,900 related to stock based compensation and net changes in operating assets and liabilities of $134,213. During the six months ended September 30, 2014, we used $602,323 of cash in operating activities. Non-cash adjustments included $1,500 related to amortization, $27,500 related to debt issuance costs, and net changes in operating assets and liabilities of $19,789.

Financing Activities

During the six months ended September 30, 2015, we received $342,130 in proceeds from a related party, $163,700 in proceeds from the issuance of a convertible note to an unaffiliated stockholder, $100,000 in proceeds from issuance of unsecured debt, $40,000 in proceeds from note payable and $4,308,294 in net proceeds from the sale of the Debenture. During the six months ended September 30, 2014, we received $170,083 in proceeds from a related party and $392,500 in proceeds from the sale of Secured Bridge Note.

Basis of Presentation

The unaudited financial statements as of, and for the three and six months ended September 30, 2015 and 2014, and related notes, include a summary of our significant accounting policies and should be read in conjunction with the discussion above. In the opinion of our management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of six months or less, when purchased, to be cash and cash equivalents.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had a cumulative net loss from Inception to September 30, 2015 of $2,981,541. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we establish a revenue stream and become profitable. If we are unable to obtain adequate capital, we could be forced to cease development of operations.

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

Contractual Obligations and Commitments

Set forth in the table below are our enforceable and legally binding obligations and future commitments, as well as obligations related to all of our contracts that are likely to continue, regardless of the fact that they were cancelable as of September 30, 2015. Some of the amounts that are included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Lease	$210,708	$108,511	$102,197	$-	$-
Total	$210,708	$108,511	$102,197	$-	$-

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2015. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” in our Registration Statement on Form S-1, filed with the SEC on October 6, 2010 (the “Registration Statement”), which could materially affect our business, financial condition or results of operations. Except as set forth below, there have been no material changes to our risk factors from those described in the Registration Statement.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud and such failure could have a material adverse effect on our business and share price.

As a public company in the United States, we are required to have a system of disclosure controls and procedures, including internal control over financial reporting, in place so that we can produce accurate financial statements on a timely basis. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by a registrant in the reports that it submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to the registrant’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the last evaluation conducted as of September 30, 2015, our management at the time concluded that our disclosure controls and procedures were effective as of such date. We expect that we will need to improve our existing operational and financial systems, procedures and controls, and implement new ones, to manage our future business effectively. Any implementation delays, or disruption in the transition to new or enhanced systems, procedures or controls, could harm our ability to forecast sales and record and report financial and management information on a timely and accurate basis. Ensuring that we have adequate disclosure controls and procedures is costly and time-consuming and needs to be re-evaluated frequently.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our Annual Reports on Form 10-K an assessment by our management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent registered public accounting firm will have to attest to and report on our management’s assessment of the effectiveness of such internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, our management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if our management was to reach such a conclusion, if our independent auditors are not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect our business and our stock price.

We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting exists such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

While our new management as a result of the Merger believes that our control environment is substantially improved, we continue at the present time not to have an audit committee. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, result in material misstatements in our consolidated financial statements, or may place a significant strain on our management, operational and financial resources and systems, which in turn could cause us to incur unforeseen costs, negatively impact our results of operations, or adversely affect the market price of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

Simultaneously with the closing of the Secured Debenture Offering and effective as of September 3, 2015 (as discussed above), we agreed with Mr. Finstad that he will convert the entire Advance into shares of our common stock at a conversion price of $0.96 per share, as full payment of the Advance. As a result of such conversion, we issued 1,163,056 shares of our common stock to Mr. Finstad on September 3, 2015. Such shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder and involved a transaction by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 17, 2015, by and among the Registrant, Acquisition Sub and Content Checked, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 2.1)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 16, 2013, Exhibit 3.1)

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, dated as of December 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.2)

3.3	Articles of Merger of Content Checked, Inc., with and into Acquisition Sub, filed April 17, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.3)

3.4	By-Laws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.4)

4.1	Form of 8% Senior Secured Convertible Debenture issued on September 3, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 4.1)

4.2	Form of A Common Stock Purchase Warrant issued on September 3, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 4.2)

4.3	Form of B Common Stock Purchase Warrant issued on September 3, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 4.3)

5.1	Legal Opinion of Foley Shechter LLP with respect to the legality of the securities being registered (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 17, 2015, Exhibit 5.1)

10.1	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Buyside Equity Partners, LLC and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.1)

10.2	Split-Off Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.2)

10.3	General Release Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.3)

10.4	Form of Lock-Up and No Short Selling Agreement between the Registrant and the Registrant’s officers, directors and shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.4)

10.5	Form of PPO Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.5)

10.6	Form of Unsecured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.6)

10.7	Form of Secured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.7)

10.8	Form of Registration Rights Agreement between the Registrant, the PPO investors, the holder of the Secured Bridged Convertible Note and the holder of the Unsecured Bridged Convertible Note (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.8)

10.9	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Kris Finstad and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.9)

10.10	Form of Lock-Up and No Short Selling Agreement between the Registrant and certain of the Registrant’s shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.10)

10.11†	The Registrant’s 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.11)

10.12†	Form of Director Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.12)

10.13†	Form of Employee Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.13)

10.14†	Employment Agreement, dated as of July 31, 2014, between Content Checked, Inc. and Kris Finstad (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.14)

10.15	Lease, dated as of February 4, 2015, by and between Content Checked, Inc. and Sunset Towers Partnership, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.15)

10.16	Promissory note, dated as of June 30, 2015, between the Registrant and Kris Finstad (incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on September 1, 2015, Exhibit 10.16)

10.17	Securities Purchase Agreement, dated as of September 3, 2015, by and between the Company and Hillair Capital Investments L.P. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 10.1)

10.18	Security Agreement, dated as of September 3, 2015, by and between the Company and Hillair Capital Investments L.P. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 10.2)

10.19	Subsidiary Guarantee, dated as of September 3, 2015, issued by Content Checked Inc. in favor of Hillair Capital Investments L.P. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 10.3).

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.INS**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTENT CHECKED HOLDINGS, INC.

Dated: November 16, 2015	By:	/s/ Kris Finstad
	Name:	Kris Finstad
	Title:	Chief Executive Officer and President

Dated: November 16, 2015	By:	/s/ David R. Wells
	Name:	David R. Wells
	Title:	Interim Chief Financial Officer (Principal Accounting Officer)

