Form 10-Q/A
period 2015-09-30
Content Checked Holdings, Inc.
filed 2015-11-17
CIK 1574300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (the “10-Q Report”) is being filed solely to file Exhibit 101 XBRL interactive data files that were inadvertently omitted. This Amendment No. 1 does not otherwise change or update the disclosures set forth in the 10-Q Report as originally filed and does not otherwise reflect events occurring after the original filing of the 10-Q Report.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 17, 2015, by and among the Registrant, Acquisition Sub and Content Checked, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 2.1)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 16, 2013, Exhibit 3.1)

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, dated as of December 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.2)

3.3	Articles of Merger of Content Checked, Inc., with and into Acquisition Sub, filed April 17, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.3)

3.4	By-Laws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.4)

4.1	Form of 8% Senior Secured Convertible Debenture issued on September 3, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 4.1)

4.2	Form of A Common Stock Purchase Warrant issued on September 3, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 4.2)

4.3	Form of B Common Stock Purchase Warrant issued on September 3, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 4.3)

5.1	Legal Opinion of Foley Shechter LLP with respect to the legality of the securities being registered (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 17, 2015, Exhibit 5.1)

10.1	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Buyside Equity Partners, LLC and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.1)

10.2	Split-Off Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.2)

10.3	General Release Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.3)

10.4	Form of Lock-Up and No Short Selling Agreement between the Registrant and the Registrant’s officers, directors and shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.4)

10.5	Form of PPO Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.5)

10.6	Form of Unsecured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.6)

10.7	Form of Secured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.7)

10.8	Form of Registration Rights Agreement between the Registrant, the PPO investors, the holder of the Secured Bridged Convertible Note and the holder of the Unsecured Bridged Convertible Note (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.8)

10.9	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Kris Finstad and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.9)

10.10	Form of Lock-Up and No Short Selling Agreement between the Registrant and certain of the Registrant’s shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.10)

10.11†	The Registrant’s 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.11)

10.12†	Form of Director Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.12)

10.13†	Form of Employee Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.13)

10.14†	Employment Agreement, dated as of July 31, 2014, between Content Checked, Inc. and Kris Finstad (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.14)

10.15	Lease, dated as of February 4, 2015, by and between Content Checked, Inc. and Sunset Towers Partnership, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.15)

10.16	Promissory note, dated as of June 30, 2015, between the Registrant and Kris Finstad (incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on September 1, 2015, Exhibit 10.16)

10.17	Securities Purchase Agreement, dated as of September 3, 2015, by and between the Company and Hillair Capital Investments L.P. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 10.1)

10.18	Security Agreement, dated as of September 3, 2015, by and between the Company and Hillair Capital Investments L.P. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 10.2)

10.19	Subsidiary Guarantee, dated as of September 3, 2015, issued by Content Checked Inc. in favor of Hillair Capital Investments L.P. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 10.3).

31.1	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2015)

31.2	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2015)

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2015)

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2015)

101.INS	XBRL Instance Document

101.INS	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTENT CHECKED HOLDINGS, INC.

Dated: November 17, 2015	By:	/s/ Kris Finstad
	Name:	Kris Finstad
	Title:	Chief Executive Officer and President

Dated: November 17, 2015	By:	/s/ David R. Wells
	Name:	David R. Wells
	Title:	Interim Chief Financial Officer (Principal Accounting Officer)