Form 10-Q
period 2015-12-31
Content Checked Holdings, Inc.
filed 2016-02-22
CIK 1574300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There were 36,630,658 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 22, 2016.

CONTENT CHECKED HOLDINGS, INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Condensed Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,927,035	$1,246,197
Accounts receivable	163,912	-
Prepaid expenses	-	3,000
Total Current Assets	5,090,947	1,249,197
Capitalized software, net	8,301	10,551
Deferred financing Cost	105,558	-
Total Assets	$5,204,806	$1,259,748

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$194,644	$5,000
Accrued liabilities - related party	-	267,162
Deferred revenue	8,207	-
Note payable	45,000	-
Convertible note, net of discount	906,429	-
Secured note	-	250,000
Unsecured notes	-	1,403,450
Due to related party	28,956	597,242
Total Liabilities	1,183,236	2,522,854

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value, 250,000,000 shares authorized, 36,630,658 and 24,000,000 shares issued and outstanding, respectively	36,630	24,000
Additional paid in capital	8,435,954	286,000
Accumulated deficit	(4,451,013)	(1,573,106)
Total stockholders’ equity (deficit)	4,021,571	(1,263,106)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,204,806	$1,259,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Revenue	$209,351	$-	$867,201	$-

Operating expenses
General and administrative	882,025	336,863	2,706,191	948,458
Total operating expenses	882,025	336,863	2,706,191	948,458

Loss from operations	(672,673)	(336,863)	(1,838,989)	(948,458)

Other income (expenses):
Interest expense	796,800	-	1,038,919	-
Total other expenses	796,800	-	1,038,919	-

Loss from operations before income taxes	(1,469,473)	(336,863)	(2,877,908)	(948,458)

Provision for income taxes	-	-	-	-

Net Loss	(1,469,473)	(336,863)	(2,877,908)	(948,458)

Net loss per share – basic and diluted	(0.04)	(0.01)	(0.08)	(0.04)

Weighted average common shares – basic and diluted	36,630,658	24,000,000	35,049,309	24,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended	For the nine months ended
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities
Adjustment to reconcile net loss to net cash used in operating activity	$(2,877,908)	$(948,459)
Amortization	2,250	2,250
Amortization of debt discount	906,429	-
Amortization of deferred financing cost	22,923	-
Debt issuance cost	5,000	-
Stock based compensation	628,900
Changes in operating assets and liabilities:
Accounts receivable	(163,912)	-
Prepaid expense	3,000	-
Accounts payable and accrued liabilities	162,870	99,348
Deferred revenue	8,207	-
Net cash used in operating activities	(1,302,242)	(846,861)

Cash Flows from Investing Activities	-	-
Net cash from investing activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock, net	163,700	-
Proceeds from related party	371,086	221,173
Proceeds from note payable, net	40,000	-
Proceeds from unsecured debt	100,000	-
Proceeds from convertible notes, net	4,308,294	1,167,600
Net cash provided by financing activities	4,983,080	1,388,773

Net increase in cash and cash equivalents	3,680,838	541,912

Cash and Cash Equivalents, beginning of period	1,246,197	126,878

Cash and Cash Equivalents, end of period	$4,927,035	$668,790

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Common stock issued for reverse merger capitalization	$30,573	$-
Common stock surrender and cancellation in connection with reverse merger	$24,400	$-
Common stock issued for secured loan conversion	$250,000	$-
Common stock issued for unsecured loan conversion	$1,503,450	$-
Beneficial conversion feature recorded on convertible notes	$5,040,000	$-
Common stock issued for related party due	$1,116,535	$-
Proceed from convertible notes directly paid to accounts payable	$63,225	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Content Checked Holdings, Inc.

(Formerly Vesta International, Corp.)

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended December 31, 2015 and 2014

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

Note 2 – Merger

On April 17, 2015, our wholly owned subsidiary, Content Checked Acquisition Corp., a corporation formed in the State of Wyoming, merged (the “Merger”) with and into Content Checked. Content Checked was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding 1,000,000 shares of common stock of Content Checked were converted into 24,000,000 shares of our common stock. As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Content Checked and we are continuing the existing business operations of Content Checked as a publicly traded company under the name “Content Checked Holdings, Inc.”

In accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions, Content Checked was the acquiring entity for accounting purposes. While the transaction was accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of 30,573,200 common stock of our capital structure.

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

Note 3 – Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had a cumulative net loss from Inception to December 31, 2015 of $4,451,013. Our ongoing revenues to date have not yet been sufficient to fully cover our operating costs and to allow us to continue as a going concern. Accordingly, our ability to continue as a going concern is dependent on our Company continuing to obtain adequate capital to fund operating losses until we establish an adequate revenue stream and become profitable.

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

Note 4 – Summary of Significant Accounting Policies

General

The accompanying condensed consolidated financial statements as of December 31, 2015 and March 31, 2015 and for the three and nine months ended December 31, 2015 and 2014 are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Rule S-X of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. Our unaudited condensed consolidated financial statements should be read in conjunction with Content Checked’s audited consolidated financial statements as of and for the year ended March 31, 2015 and footnotes thereto included in our Current Report on Form 8-K/A filed with the SEC on May 22, 2015.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive source evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. For the three and nine months ended December 31, 2015, we earned revenue from net fees related to the download of our software application mainly through iTunes and Google (the “Marketing Partners”). Revenue from sale of downloads is recognized upon download from the Marketing Partners sites, and the periodic reports that we are provided, net of reserves based on management’s estimates of same.

In the fourth quarter ending March 31, 2016, we anticipate making our core applications free and offering users subscription-based versions of our applications that will provide access to additional desired features. With the relaunch and rebrand of Content Checked’s products, anticipated to take place in March 2016, we will introduce a new subscription based service for the Content Checked line of products, in addition to offering an updated and improved experience for core (free) users. We plan to earn revenues from net fees related to the download of our subscription-based versions through our Marketing Partners. Additionally, we expect to earn revenue from the sale of advertising and product placement related to the use of our applications. This revenues will be accounted for as earned when the product is delivered to the end user.

Advertising Costs

Our policy regarding advertising is to expense advertising when incurred. We incurred advertising expense of $218,891 and $22,287 during three months ended December 31, 2015 and 2014, respectively, and $359,011 and $108,949 during nine months ended December 31, 2015 and 2014, respectively.

Stock-Based Compensation

As of December 31, 2015, other than a grant of 150,000 shares of our common stock to StoryCorp Consulting (d/b/a Wells Compliance Group), an affiliate of David Wells, our Interim Chief Financial Officer, we have not issued any stock-based payments to our employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. In April 2015, our Board of Directors adopted and the majority of our stockholders approved, our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan reserves a total of 5,000,000 shares of our common stock for issuance thereunder. The 2015 Plan authorizes grants to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code and stock appreciation rights. As of December 31, 2015 we have not granted any stock options.

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

For each of the three and nine month periods ended December 31, 2015 and 2014, there were 12,600,000 potentially dilutive debt or equity instruments issued or outstanding as of December 31, 2015 and 2014. Further, any such shares would have been excluded from the computation because they would have been anti-dilutive as we incurred loss during 2015 and 2014.

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

ASU 2015-15 — In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have adopted early this from the quarter ended December 31, 2015 and we do not have a material effect on our financial position, results of operations or cash flows.

ASU 2015-14 — In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606).” The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

ASU 2015-11 — In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-05 — In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

ASU 2015-03 — In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2015, there were no unrecognized tax benefits.

Note 5 – Fixed Assets and Intangible Assets

Fixed assets and intangible assets consisted of the following:

	December 31, 2015	March 31, 2015
Capitalized Software	$15,000	$15,000
Less accumulated amortization	(6,699)	(4,449)
Capitalized Software, net	$8,301	$10,551

For the three months ended December 31, 2015 and 2014, we incurred amortization expenses of $750 and $750, respectively, and for the nine months ended December 31, 2015 and 2014, we incurred amortization expenses of $2,250 and $2,250, respectively, related to this software asset.

Note 6 – Consulting/Employment Agreement

On July 19, 2013, Content Checked entered into a consulting agreement with Kris Finstad to serve as its CEO and related services. Such agreement was a month-to-month agreement that was subject to termination at any time prior by either of the parties. The agreement called for monthly payments of $30,000. On July 19, 2014, Content Checked entered into an employment agreement with Mr. Finstad which terminates June 30, 2016. The agreement calls for monthly payments of $30,000 and Mr. Finstad is eligible to earn an annual bonus. After the initial term, the agreement shall be automatically renewed for successive one year periods unless terminated by either party on at least 60 days written notice prior to the end of the then-current term. As of December 31, 2015 and March 31, 2015 there was an accrued and unpaid balance due to Mr. Finstad of $0 and $267,162, respectively, under the employment agreement. As of the date of this Quarterly Report, the employment agreement remains in place.

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

Hillair Financing

Please see discussion below under Note 8 – Hillair Financing.

Other Outstanding Notes

On April 15, 2015, we received a loan from Buyside Equity Partners, LLC in the amount of $45,000. The unsecured loan was due six months from the date made, remains outstanding and continues to accrue interest at the rate of 5% per annum until paid in full. We anticipate repaying this note in cash and/or shares of our common stock in the near future.

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

We allocated the proceeds from the sale of the Debenture and related warrants based on the relative fair values at the time of issuance with the proceeds allocated to the warrants accounted for as additional paid-in-capital. The detachable A Warrants and B Warrants were valued at $5,040,000 using black-Scholes model, as the fair value of convertible debt on commitment date was $5,040,000. As the result, the $2,250,000 was allocated to the A Warrants and $2,250,000 to the Debenture. The effective conversion price is calculated at 0.3571 ($2,250,000 divided by 6,300,000), which is lower than the stock price $0.80 on September 3, 2015, and therefore, we determined that the instrument’s effective conversion price was in-the-money at the instrument’s commitment date (a “beneficial conversion feature”). The intrinsic value of the conversion option (beneficial conversion feature) is $2,790,000, and we recorded $2,250,000 beneficial conversion feature to additional paid in capital, as it cannot exceed the total amount proceeds allocated to note payable. Total debt discount includes $540,000 original issue discount, $2,250,000 beneficial conversion feature, and $2,250,000 related to the A Warrants, amortized over the life of the Debenture. During the three and nine months ended December 31, 2015, $695,171 and $906,429, respectively, were expensed in the statement of operations as amortization of debt discount. $128,481 direct expense associated with the Debenture was recorded as deferred financing cost, amortized over the life of the Debenture. During the three and nine months ended December 31, 2015, $17,722 and $22,923, respectively, were expensed in the statement of operations as amortization of deferred financing cost.

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

Note 9 – Due to Related Party

As of December 31 and March 31, 2015, we owed to Mr. Finstad $28,956 and $597,242, respectively, for amounts paid by him on behalf of our Company. The amount does not include interest and has no set repayment terms, however we anticipate repaying this amount to Mr. Finstad. These amounts are in addition to those that are due and payable to Mr. Finstad described in Note 6 – Consulting/Employment Agreement. On September 2, 2015, we issued 1,163,056 shares of our common stock at $0.96 for conversion of balance due to Mr. Finstad as of such date, including his unpaid payroll balance described in Note 6 – Consulting/Employment Agreement and Note 10 – Related Party Transactions.

Note 10 – Related Party Transactions

During the period since May 11, 2011 to March 31, 2015, our former sole officer and director loaned us $2,875. The loan is non-interest bearing, due upon demand and unsecured.

As of August 31, 2015, Mr. Finstad advanced to us the sum of $1,116,534 (the “Advance”), of which $923,457 (amount advanced as of June 30, 2015) was evidenced by an unsecured promissory note dated as of the same date issued by us to Mr. Finstad (the “Note”). The Note did not bear interest and had no set repayment terms, however if the principal and interest was not repaid by September 30, 2015, the interest was to be charged at the rate of 5% per annum beginning October 1, 2015. We anticipated repaying this amount to Mr. Finstad or converting it into shares of our common stock.

Simultaneously with the closing of the Secured Debenture Offering and effective as of September 3, 2015, we agreed with Mr. Finstad that he will convert the entire Advance into shares of our common stock at a conversion price of $0.96 per share, as full payment of the Advance. As a result of such conversion, we issued 1,163,056 shares of our common stock to Mr. Finstad on September 3, 2015. As part of such agreement, we also agreed to pay Mr. Finstad $242,000 in cash, which represents accrued and unpaid salary due to Mr. Finstad pursuant to his Employment Agreement from January 1, 2015 to September 2, 2015, from either proceeds of the Secured Debenture Offering and/or from available cash. As of September 30, $210,000 was paid in cash to Mr. Finstad.

From September 3, 2015 to December 31, 2015, Mr. Finstad advanced to us the sum of $28,956. Such advance is treated as a loan to us and currently does not bear interest and has no set repayment terms. We anticipate repaying this advance to Mr. Finstad or converting it into shares of our common stock.

On July 19, 2013, Content Checked entered into a consulting agreement with Mr. Finstad to serve as its CEO, and to provide related services. Such agreement was a month-to-month agreement that was subject to termination at any time prior by either of the parties. The agreement called for monthly payments of $30,000. On July 19, 2014, we entered into an employment agreement with Mr. Finstad which terminates June 30, 2016. The agreement calls for monthly payments of $30,000. For the fiscal year ended March 31, 2015 Content Checked incurred costs of $360,000 related to this agreement, and had an accrued and unpaid balance due to Mr. Finstad of $267,162 related to the agreement. As of December 31, 2015 and March 31, 2015 there was an accrued and unpaid balance due to Mr. Finstad of $0 and $267,162, respectively, under the employment agreement. As of the date of this Quarterly Report, the employment agreement remains in place.

Note 11 – Stockholders’ Equity

As of December 31, 2015, the aggregate number of shares of our capital stock which we have the authority to issue is 260,000,000, consisting of 250,000,000 shares of our common stock, $0.001 par value per share (the “common stock”), and 10,000,000 shares of our preferred stock, par value $0.001 per share (the “preferred stock”).

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

On July 10, 2015, we issued 150,000 shares of the common stock for services amounts to $105,000.

On September 2, 2015, we issued 1,163,056 shares of our common stock at a price of $0.96 per share for conversion of the balance due to Mr. Finstad as of such date.

On October 5, 2015, we issued 845,000 shares of our common stock to various consultants and advisors for services provided to us as of such date, amounting to $523,000, and other ongoing services.

As of December 31, 2015 and March 31, 2015, there were 36,630,658 and 24,000,000 shares of our common stock issued and outstanding, respectively, and no preferred stock issued and outstanding.

Note 12 – Commitments & Contingencies

Operating lease

On February 4, 2015, we entered into office lease agreement with Sunset Towers Partnership, LLC, a California limited liability company, with approximately 2,200 sqft. for the monthly rent of $9,020, which commenced on March 1, 2015 for an initial term of 24 months.

Litigation

From time to time we may become a party to litigation in the normal course of business. Our management believes that there are no current legal matters that would have a material effect on our financial position or results of operations.

Note 13 – Subsequent Events

Effective as of January 6, 2016, we formed a Board of Advisors to our CEO and Board of Directors and appointed Dr. Marc Siegel to fill the first vacancy on the Board of Advisors. In connection with his appointment, on January 6, 2016, we granted to Dr. Siegel 300,000 5-year stock options under the 2015 Plan, with each option exercisable into one share of our common stock at an exercise price of $0.65 per share (closing price of our common stock on such date).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following management’s discussion and analysis section should be read in conjunction with our financial statements as of December 31, 2015 and 2014, and the related statements of operations and stockholders’ equity (deficit) for the three and nine months then ended, and the related notes thereto contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This management’s discussion and analysis section contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions “will,” “may,” “could,” “should,” etc., or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

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

On April 17, 2015, our wholly owned subsidiary, Content Checked Acquisition Corp., a corporation formed in the State of Wyoming, merged (the “Merger”) with and into Content Checked. Content Checked was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding Content Checked shares were converted into 24,000,000 shares of our common stock. As a result of the Merger, we discontinued our pre-Merger business and acquired the business of Content Checked to develop, market and sell a smartphone application designed for use by those who suffer from food allergies and intolerances.

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

Each app gives consumers the ability to scan a product’s bar code and determine if it is safe for consumption based on their allergy settings. The applications will recommend a suitable alternative if a product does contain one or more of users’ allergens. This enables the applications to meet the needs of millions of people in the U.S. In the U.S. alone, there are 15 million people who suffer from food allergies and 38 million people who suffer from migraines and chronic headaches. The food allergy market currently has an estimated value of $6 billion. As a result, we have created a pivotal way for food producers to showcase their products to consumers who are actively seeking them at the point of purchase.

ContentCheckedsm identifies 16 allergens recognized by the U.S. Federal Drug Administration. The app helps users make better food choices for their food allergy and intolerance needs.

MigraineCheckedsm is a unique, free mobile app that scans food barcodes to help detect and avoid the more than 250,000 packaged foods known to trigger migraines. Users can set up profiles and favorites for themselves, as well as for family members or friends who may also experience migraines. MigraineCheckedsm scanner alerts users if the product contains an ingredient, additive or certain chemical compound that has shown to trigger migraines. It also highlights the specific compound in the ingredient list that triggered the warning.

SugarCheckedsm gives consumers the ability to scan the barcodes of grocery store products and determine what types of sugar(s) are contained within. SugarCheckedsm identifies four main types of sugars that consumers can avoid, including added sugars, artificial sweeteners, natural low-calorie sweeteners and sugar alcohols.

We have created a robust database of allergens, migraine triggers and food ingredients that directly correlate with food allergies, intolerances, migraines and chronic headaches. There are currently hundreds of thousands of products in its database, updated regularly. All applications serve as easy shopping tools for consumers to decipher often misleading food labels and receive recommendations for healthier alternative products as they shop in real time. Our applications are highly scalable and can expand into new geographic areas and product categories with limited modifications and investment.

Recent Developments

Formation of Board of Advisors — In January 2016, we formed a Board of Advisors to provide guidance to our Board of Directors and our management team in the execution of our business development, marketing and operational matters, and to provide insight into continued opportunities within the food, health and nutrition space industry. Subsequently we appointed Dr. Marc Siegel to the Board of Advisors. Marc Siegel MD FACP is a clinical professor of medicine and the medical director of Doctor Radio (Sirius/XM) at NYU Langone Medical Center. Dr. Siegel is a medical contributor, reporter, and member of the Fox News Medical A Team. He is a member of the board of contributors at USA Today and a frequent contributor to several other newspapers and magazines. Dr. Siegel is the author of five books, most recently The Inner Pulse; Unlocking the Secret Code of Sickness and Health.

Change to a Subscription Based Revenue Model — We believe that the iOS (Apple) and Android platforms are moving in the direction of subscription-based applications. To capitalize on this trend and stay ahead of our competition, we will be making our core applications free, and will be also offering users subscription-based versions of our applications that will provide access to additional desired features. With the relaunch and rebrand of Content Checked’s products, anticipated to take place in March 2016, we will introduce a new subscription based service for the Content Checked line of products, in addition to offering an updated and improved experience for core (free) users. The paid subscription versions of our applications will allow users access to a bevy of new features, in addition to the core experience. For more information on these changes, please see Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 19, 2016.

App Recognition and Growth — Our mobile applications continue to receive impressive reviews. MigraineChecked has recently received recognizable and extensive interaction with its users through social media, and SugarChecked has experienced significant growth in a short period of time. SugarChecked’s information and technology continues to help significantly improve efficiency and reduce market expenses for the food industry.

Growing Content Checked Team — Our nutrition team has continued to expand and diversify. Among the 4 full-time employees and 10 contractors, our nutritionists have earned the following certifications and degrees, which strengthens our knowledge and expertise in the food ingredients, health and nutrition space: Registered Dietician, Certified Nutritionist Specialist, Certified Nutrition Support Clinician, CISSN Sports Nutrition, Masters of Nutrition, Wellness and Health Coach and NESDA personal trainer.

New Partnership — In October 2015, we announced a partnership with Troy Healthcare under which the two companies will use their innovative products, MigraineChecked and Stopain® Migraine, respectively, to help deliver preventative information and fast-acting relief for migraine sufferers.

Results of Operations

As of December 31, 2015, we have accumulated a deficit of $4,451,013. We anticipate that we will continue to incur material losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We may require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity and/or debt securities.

Three Months Ended December 31, 2015 As Compared to Three Months Ended December 31, 2014

Revenues for the three months ended December 31, 2015 were $209,351 net of reserves, as compared to revenues of $0 for the three months ended December 31, 2014.

During the quarter ended December 31, 2015 we incurred general and administrative expenses and professional fees of $882,025 as compared to $336,863 incurred during the quarter ended December 31, 2014. General and administrative and professional fees incurred generally relate to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses of $545,162 for the three months ended December 31, 2015, as compared to three months ended December 31, 2014, is primarily attributable to higher professional fees incurred by us in connection with our Company now being a public company.

Our operating loss for the three months ended December 31, 2015 was $672,673, as compared to an operating loss of $336,863 for the three months ended December 31, 2014.

We incurred interest expense of $796,800 for the three months ended December 31, 2015, as compared to interest expense of $0 for three months ended December 31, 2014. These non-cash charges are related to the amortization of the warrants issued in conjunction with the Secured Debenture Offering (see Note 8 - Hillair Financing).

As a result of the foregoing, we achieved a net loss of $1,469,473 for the three months ended December 31, 2015, as compared to a net loss of $336,863 for the three months ended December 31, 2014.

Nine months Ended December 31, 2015 As Compared to Nine months Ended December 31, 2014

Revenues for the nine months ended December 31, 2015 were $867,201, net of reserves, as compared to revenues of $0 for the nine months ended December 31, 2014.

During the quarter ended December 31, 2015 we incurred general and administrative expenses and professional fees of $2,706,191, as compared to $948,458 incurred during the quarter ended December 31, 2014. General and administrative and professional fees incurred generally relate to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The increase in general and administrative expenses of $1,757,733 for the nine months ended December 31, 2015, as compared to nine months ended December 31, 2014, is primarily attributable to higher professional fees (including legal and accounting), costs of us now being a public company and expenses incurred in connection with the Hillair financing.

Our operating loss for the nine months ended December 31, 2015 was $1,838,989 as compared to an operating loss of $948,458 for the nine months ended December 31, 2014.

We incurred interest expense of $1,038,919 for the nine months ended December 31, 2015, as compared to interest expense of $0 for nine months ended December 31, 2014. These non-cash charges are related to the amortization of the warrants issued in conjunction with the Secured Debenture Offering (see Note 8 - Hillair Financing).

As a result of the foregoing, we achieved a net loss of $2,877,908 for the nine months ended December 31, 2015, as compared to a net loss of $948,458 for the nine months ended December 31, 2014.

Financial Condition Liquidity and Capital Resources

We had cash and equivalents of $4,927,035 as of December 31, 2015.

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

Cash and Working Capital

Since Inception, we have incurred recurring net losses and negative cash flows from operations. As of December 31, 2015, we had working capital of $3,907,711 accumulated deficit of $4,451,013 and stockholders’ equity of $4,021,571.

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

As of August 31, 2015, Mr. Finstad advanced to us the sum of $1,116,534 (the “Advance”), of which $923,457 (amount advanced as of June 30, 2015) was evidenced by an unsecured promissory note dated as of the same date issued by us to Mr. Finstad (the “Note”). The Note did not bear interest and had no set repayment terms, however if the principal and interest was not repaid by September 30, 2015, the interest was to be charged at the rate of 5% per annum beginning October 1, 2015. Simultaneously with the closing of the Secured Debenture Offering (as defined below), we agreed with Mr. Finstad that he will convert the entire Advance into shares of our common stock at a conversion price of $0.96 per share, as full payment of the Advance. As a result of such conversion, we issued 1,163,056 shares of our common stock to Mr. Finstad on September 2, 2015. As part of such agreement, we also agreed to pay Mr. Finstad $242,000 in cash, which represents accrued and unpaid salary due to Mr. Finstad pursuant to his Employment Agreement from January 1, 2015 to September 2, 2015, from either proceeds of the Secured Debenture Offering and/or from available cash. As of December 31, 2015, $300,000 of such amount was paid in cash to Mr. Finstad.

From September 3, 2015 to December 31, 2015, Mr. Finstad advanced to us the sum of $28,956. Such advance is treated as a loan to us and currently does not bear interest and has no set repayment terms. We anticipate repaying this advance to Mr. Finstad or converting it into shares of our common stock.

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

Cash and Cash Equivalents

Operating Activities

During the nine months ended December 31, 2015, operating activities used $1,302,242 of cash. Non-cash adjustments included $2,250 related to amortization, $5,000 related to debt issuance costs, $906,429 related to amortization of debt discount, 22,923 related to amortization of deferred financing cost, 628,900 related to stock based compensation and net changes in operating assets and liabilities of $10,165. During the nine months ended December 31, 2014, we used $846,861 of cash in operating activities. Non-cash adjustments included $2,250 related to amortization, and net changes in operating assets and liabilities of $99,348.

Financing Activities

During the nine months ended December 31, 2015, financing activities provided $4,983,080 of cash. Cash generated from financing activities for such period included $371,086 in proceeds received from a related party, $163,700 in proceeds received from the issuance of a convertible note to an unaffiliated stockholder, $100,000 in proceeds received from issuance of unsecured debt, $40,000 in proceeds received from issuance of a note payable and $4,308,294 in net proceeds received from the sale of the Debenture. During the nine months ended December 31, 2014, financing activities provided $1,388,773 of cash. Cash generated from financing activities for such period included $221,173 in proceeds received from a loan by a related party and $1,167,600 in proceeds received from the sale of Secured Bridge Note.

Basis of Presentation

The unaudited financial statements as of, and for the three and nine months ended December 31, 2015 and 2014, and related notes, include a summary of our significant accounting policies and should be read in conjunction with the discussion above. In the opinion of our management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We had a cumulative net loss from Inception to December 31, 2015 of $4,451,013. We have not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we establish a revenue stream and become profitable. If we are unable to obtain adequate capital, we could be forced to cease development of operations.

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

Contractual Obligations and Commitments

Set forth in the table below are our enforceable and legally binding obligations and future commitments, as well as obligations related to all of our contracts that are likely to continue, regardless of the fact that they were cancelable as of December 31, 2015. Some of the amounts that are included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating Lease	$210,708	$108,511	$102,197	$-	$-
Total	$210,708	$108,511	$102,197	$-	$-

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015, our disclosure controls and procedures were ineffective ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2015. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” in our Registration Statement on Form S-1, filed with the SEC on October 6, 2015, and in the section captioned “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q, filed with the SEC on November 17, 2015, which could materially affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Unregistered Securities

On October 5, 2015, we issued 845,000 shares of our common stock to various consultants and advisors for services provided to us as of such date and other ongoing services. Such shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder and involved a transaction by an issuer not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective as of January 6, 2016, we formed a Board of Advisors to advise our Board of Directors and CEO regarding certain business matters of our Company and such other matters as our Board of Directors and CEO shall request. In connection with the formation of our Board of Advisors, on January 6, 2016, we appointed Marc Siegel MD FACP to fill the first vacancy on the Board of Advisors. Dr. Siegel is a clinical professor of medicine and the medical director of Doctor Radio (Sirius/XM) at NYU Langone Medical Center. We granted to Dr. Siegel 300,000 5-year stock options under the 2015 Plan, with each option exercisable into one share of our common stock at an exercise price of $0.65 per share (closing price of our common stock on January 6, 2016).

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization, dated as of April 17, 2015, by and among the Registrant, Content Checked Acquisition Corp. and Content Checked, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 2.1)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on August 16, 2013, Exhibit 3.1)

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant, dated as of December 18, 2014 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.2)

3.3	Articles of Merger of Content Checked, Inc., with and into Content Checked Acquisition Corp., filed April 17, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.3)

3.4	By-Laws of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 3.4)

4.1	Form of 8% Senior Secured Convertible Debenture issued on September 3, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 4.1)

4.2	Form of A Common Stock Purchase Warrant issued on September 3, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 4.2)

4.3	Form of B Common Stock Purchase Warrant issued on September 3, 2015 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 4.3)

5.1	Legal Opinion of Foley Shechter LLP with respect to the legality of the securities being registered (incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on July 17, 2015, Exhibit 5.1)

10.1	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Buyside Equity Partners, LLC and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.1)

10.2	Split-Off Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.2)

10.3	General Release Agreement, dated as of April 17, 2015, by and among the Registrant, Vesta International Split Off Corp. and Yan Wang (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.3)

10.4	Form of Lock-Up and No Short Selling Agreement between the Registrant and the Registrant’s officers, directors and shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.4)

10.5	Form of PPO Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.5)

10.6	Form of Unsecured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.6)

10.7	Form of Secured Bridge Convertible Note issued by Content Checked, Inc. to the holder thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.7)

10.8	Form of Registration Rights Agreement between the Registrant, the PPO investors, the holder of the Secured Bridged Convertible Note and the holder of the Unsecured Bridged Convertible Note (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.8)

10.9	Indemnification Shares Escrow Agreement, dated as of April 17, 2015, by and among the Registrant, Kris Finstad and Foley Shechter, LLP, as escrow agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.9)

10.10	Form of Lock-Up and No Short Selling Agreement between the Registrant and certain of the Registrant’s shareholders party thereto (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.10)

10.11†	The Registrant’s 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.11)

10.12†	Form of Director Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.12)

10.13†	Form of Employee Option Agreement under 2015 Equity Incentive Plan (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.13)

10.14†	Employment Agreement, dated as of July 31, 2014, between Content Checked, Inc. and Kris Finstad (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.14)

10.15	Lease, dated as of February 4, 2015, by and between Content Checked, Inc. and Sunset Towers Partnership, LLC (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 30, 2015, Exhibit 10.15)

10.16	Promissory note, dated as of June 30, 2015, between the Registrant and Kris Finstad (incorporated by reference from the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on September 1, 2015, Exhibit 10.16)

10.17	Securities Purchase Agreement, dated as of September 3, 2015, by and between the Company and Hillair Capital Investments L.P. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 10.1)

10.18	Security Agreement, dated as of September 3, 2015, by and between the Company and Hillair Capital Investments L.P. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 10.2)

10.19	Subsidiary Guarantee, dated as of September 3, 2015, issued by Content Checked Inc. in favor of Hillair Capital Investments L.P. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 4, 2015, Exhibit 10.3).

31.1*	Certification of CEO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of CFO Pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.INS*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTENT CHECKED HOLDINGS, INC.

Dated: February 22, 2016	By:	/s/ Kris Finstad
	Name:	Kris Finstad
	Title:	Chief Executive Officer and President

Dated: February 22, 2016	By:	/s/ David R. Wells
	Name:	David R. Wells
	Title:	Interim Chief Financial Officer (Principal Accounting Officer)

